Form 10QSB
period 2001-03-31
CANCER CAPITAL CORP
filed 2001-05-02
CIK 1130889

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.   000-32363
                      ---------

                             CANCER CAPITAL CORP.
      (Exact name of Small Business Issuer as specified in its charter)

           NEVADA                                  91-1803648
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

525 South 300 East
Salt Lake City, Utah                                 84111
-----------------------------------------       --------------------
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               ---------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     On April 27, 2001, the registrant had 5,150,00 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                          Cancer Capital Corporation

                        (A Development Stage Company)

                             Financial Statements

                                March 31, 2001

                          Cancer Capital Corporation
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                     March 31,   December 31,
                                                       2001         2000
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                               $      2,000  $      2,000
                                                   ------------- -------------

  TOTAL ASSETS                                     $      2,000  $      2,000
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                $          -  $          -
                                                   ------------- -------------

  Total Liabilities                                           -             -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 5,150,000 issued and outstanding             5,150         5,150
Additional Paid in Capital                               38,050        38,050
Deficit Accumulated During the Development Stage        (41,200)      (41,200)
                                                   ------------- -------------

  Total Stockholders' Equity                              2,000         2,000
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      2,000  $      2,000
                                                   ============= =============

                          Cancer Capital Corporation
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                               From
                                                               Inception on
                                 For the three  For the three  April 11, 1997
                                 months ended   months ended   Through
                                 March 31, 2001 March 31, 2000 March 31, 2001
                                 -------------- -------------- --------------

REVENUES                         $           -  $           -  $           -
                                 -------------- -------------- --------------
EXPENSES
  General & Administrative                   -            600         41,200
                                 -------------- -------------- --------------

    TOTAL EXPENSES                           -            600         41,200
                                 -------------- -------------- --------------

NET INCOME(LOSS)                 $           -  $        (600) $     (41,200)
                                 ============== ============== ==============

NET LOSS PER SHARE               $           -  $           -  $       (0.01)
                                 ============== ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        5,150,000      4,700,000      4,663,287
                                 ============== ============== ==============

                          Cancer Capital Corporation
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  April 11, 1997
                                             March 31,          Through
                                        2001          2000      March 31, 2001
                                    ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                          $          -  $       (600) $    (41,200)
  Less Non-Cash Items:
  Common stock issued for services             -             -         7,200
                                    ------------- ------------- --------------
  Net Cash Provided(Used) by
    Operating Activities                       -          (600)      (34,000)
                                    ------------- ------------- --------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
    Investing Activities                       -             -             -
                                    ------------- ------------- --------------
Cash Flows from Financing Activities
  Common stock issued for cash                 -             -        36,000
                                    ------------- ------------- --------------

  Net Cash Provided(Used) by
    Financing Activities                       -             -        36,000
                                    ------------- ------------- --------------

Increase in Cash                               -          (600)        2,000
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
  Beginning of Period                          -         2,600             -
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
  End of Period                     $          -  $      2,000  $      2,000
                                    ============= ============= ==============

Supplemental Cash Flow Information:

Cash Paid For:
  Interest                          $          -  $          -  $          -
  Income Taxes                      $          -  $          -  $          -


NonCash Financing Activities:

During 1997, 200,000 shares of common stock were issued for services at $.001 per share.

During 2000, 200,000 and 250,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively.

                          Cancer Capital Corporation
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

Cancer Capital Corporation(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the 12 months ended December 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     In this report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capital Corp.

Forward Looking Statements

     This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Cancer's control. These factors include but are not limited to economic conditions generally and in the market which Cancer may participate; competition within Cancer's chosen market and failure by Cancer to successfully develop business relationships.

Plan of Operations

     We are a development stage company with minimal assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three months ended March 31, 2001, we had $2,000 cash on hand and no total current liabilities.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs may be met by loans from our directors, officers and stockholders. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Also, management anticipates future private placements of our common shares may fund our operations.

     We will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission.
Also, our management must expend time and effort to assist in the preparation and review of such reports. We anticipate that such expenses will be paid for by loans or equity transactions. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Cancer.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Articles of Incorporation, dated April 11, 1997 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)


3.2  Bylaws of Cancer Capital Corporation (Incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20,
     2001)


(b)  Reports on Form 8-K

     None.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Cancer Capital Corp.

           May 1,
Dated: _______________, 2001      /s/ John W. Peters
                                  -----------------------------------------
                                  John W. Peters, President and Director