Form 10QSB
period 2001-06-30
CANCER CAPITAL CORP
filed 2001-07-23
CIK 1130889

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                       Commission File No.   000-32363


                             CANCER CAPITAL CORP.
       _______________________________________________________________
      (Exact name of Small Business Issuer as specified in its charter)


         NEVADA                                      91-1803648
________________________________                _____________________
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

525 South 300 East, Salt Lake City, Utah               84111
________________________________________             _________
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               ________________

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      On July 18, 2001, the registrant had 5,150,00 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

                        Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                          Cancer Capital Corporation

                        (A Development Stage Company)

                             Financial Statements

                                June 30, 2001

                          Cancer Capital Corporation
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                   June 30,      December 31,
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
                                                   ============= =============

                          Cancer Capital Corporation
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)


                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     April 11, 1997
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative                 -          2,000              -          2,600         41,200
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -              -         41,200
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $      (2,000) $           -  $      (2,600) $     (41,200)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $        0.00  $        0.00  $        0.00  $        0.00  $       (0.01)
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      5,150,000      4,702,222      5,150,000      4,701,111      4,673,288
                               ============== ============== ============== ============== ==============



                                       F-2


                    Cancer Capital Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                        From
                                                                        Inception on
                                            For the six months ended    April 11, 1997
                                                     June 30,           Through
                                                 2001        2000       June 30, 2001
                                            ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                  $          -  $     (2,600) $     (41,200)
  Less Non-Cash Items:
  Common stock issued for services                     -         2,000          7,200
                                            ------------- ------------- --------------
  Net Cash Provided(Used)
    by Operating Activities                            -          (600)       (34,000)
                                            ------------- ------------- --------------
Cash Flows from Investing Activities

  Net Cash Provided(Used)
   by Investing Activities                             -             -              -
                                            ------------- ------------- --------------
Cash Flows from Financing Activities
  Common stock issued for cash                         -             -         36,000
                                            ------------- ------------- --------------
  Net Cash Provided(Used)
   by Financing Activities                             -             -         36,000
                                            ------------- ------------- --------------

Increase in Cash                                       -          (600)         2,000
                                            ------------- ------------- --------------
Cash and Cash Equivalents at
  Beginning of Period                                  -         2,600              -
                                            ------------- ------------- --------------
Cash and Cash Equivalents at
 End of Period                              $          -  $      2,000  $       2,000
                                            ============= ============= ==============


Supplemental Cash Flow Information:

Cash Paid For:
  Interest                                  $          -  $          -  $           -
  Income Taxes                              $          -  $          -  $           -

NonCash Financing Activities:

During 1997, 200,000 shares of common stock were issued for services at $.001 per share.

During 2000, 200,000 and 250,000 shares of common stock were issued for services at
$.01 and $.02 per share, respectively.


                               F-3

                    Cancer Capital Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Cancer Capital Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the 12 months ended December 31, 2000.

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

      In this report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capital Corp.

                    Forward Looking Statements

       This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include but are not limited to economic conditions generally and in the market which Cancer Capital may participate; competition within Cancer Capital's chosen market and failure by Cancer Capital to successfully develop business relationships.

Item 2.  Plan of Operations

      We are a development stage company with minimal assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three and six month periods ended June 30, 2001, we had $2,000 cash on hand and no total current liabilities.

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

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Cancer Capital.

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


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Articles of Incorporation, dated April 11, 1997 (incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)

3.2 Bylaws of Cancer Capital (incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)

(b)  Reports on Form 8-K

     None.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                     Cancer Capital Corp.


        7/23/01                       /s/ John W. Peters
Dated: __________, 2001              _____________________________________
                                     John W. Peters, President and Director