Form 10QSB
period 2001-09-30
CANCER CAPITAL CORP
filed 2001-10-23
CIK 1130889

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No. 000-32363

                             CANCER CAPITAL CORP.
      (Exact name of Small Business Issuer as specified in its charter)

        NEVADA                                          91-1803648
--------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


525 South 300 East, Salt Lake City, Utah    84111
---------------------------------------------------------
(Address of principal executive offices)   (Zip Code)


Issuer's telephone number, including area code (801) 323-2395

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     On October 17, 2001, the registrant had 5,150,00 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                          Cancer Capital Corporation

                        (A Development Stage Company)

                             Financial Statements

                              September 30, 2001

                          Cancer Capital Corporation
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS
                                    ------

                                                   September 30, December 31,
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
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------

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
                                                   ============= =============

                          Cancer Capital Corporation
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)


                                                                                    From
                           For the        For the       For the       For the       Inception
                           three months   three months  nine months   nine months   on April 11,
                           ended          ended         ended         ended         1997 to
                           September 30,  September 30, September 30, September 30, September 30,
                           2001           2000          2001          2000          2001
                           -------------- ------------- ------------- ------------- -------------
REVENUES                   $           -  $          -  $          -  $          -  $          -
                           -------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative             -         5,000             -         7,600        41,200
                           -------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                     -         5,000             -         7,600        41,200
                           -------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)           $           -  $     (5,000) $          -  $     (7,600) $    (41,200)
                           ============== ============= ============= ============= =============

NET LOSS PER SHARE         $           -  $         (0) $          -  $         (0) $      (0.01)
                           ============== ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  5,150,000     5,122,222     5,150,000     4,840,741     4,731,494
                           ============== ============= ============= ============= =============




                        Cancer Capital Corporation
                      (A Development Stage Company)
                         Statement of Cash Flows
                               (Unaudited)

                                                                                  From
                                                                                  Inception on
                                                     For the nine months ended    April 11, 1997
                                                            September 30,         Through
                                                    ----------------------------  September 30,
                                                          2001        2000        2001
                                                    -------------- -------------  -------------
Cash Flows from Operating Activities

  Net Loss                                          $           -  $     (7,600)  $    (41,200)
  Less Non-Cash Items:
    Common stock issued for services                            -         7,000          7,200
                                                    -------------- -------------  -------------

  Net Cash Provided(Used) by Operating Activities               -          (600)       (34,000)
                                                    -------------- -------------  -------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by Investing Activities               -             -              -
                                                    -------------- -------------  -------------


Cash Flows from Financing Activities
  Common stock issued for cash                                  -             -         36,000
                                                    -------------- -------------  -------------

  Net Cash Provided(Used) by Financing Activities               -             -         36,000
                                                    -------------- -------------  -------------

Increase in Cash                                                -          (600)         2,000

Cash and Cash Equivalents at Beginning of Period            2,000         2,600              -
                                                    -------------- -------------  -------------

Cash and Cash Equivalents at End of Period          $       2,000  $      2,000   $      2,000
                                                    ============== =============  =============

Supplemental Cash Flow Information:

Cash Paid For:
  Interest                                          $            -  $         -   $          -
  Income Taxes                                      $            -  $         -   $          -

NonCash Financing Activities:
During 1997, 200,000 shares of common stock were issued for services at $.001 per share.

During 2000, 200,000 and 250,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively.



                    Cancer Capital Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001



GENERAL
-------

Cancer Capital Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the 12 months ended December 31, 2000.

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

Item 2.  Plan of Operations

      We are a development stage company with minimal assets, an accumulated deficit of $41,200 and we are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three and nine month periods ended September 30, 2001, we had $2,000 cash on hand and no total current liabilities. We have no commitments for capital expenditures for the next twelve months.

      Our management has actively pursued business opportunities and has identified a potential acquisition. However, as of the filing of this report we have not entered into a letter of intent. Management anticipates that the acquisition will be accomplished by a stock-for-stock exchange, but the terms and method of the acquisition have not been finalized. If common stock is issued, it will be issued pursuant to available exemptions provided by federal and state securities laws. It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete an acquisition without submitting any proposal to the stockholders for their consideration.

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

      We will likely need to raise additional capital after the acquisition to provide working capital for operations. This may be accomplished by selling our common stock or by debt financing. The purchasers and manner of issuance of common stock will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of the shares they own.

      In the event the acquisition is not completed, we believe our current cash needs may be met by loans from our directors, officers and stockholders during the next twelve months. We may repay loans, costs of services and advancements from these persons with cash, if available, or we may convert the debt into common stock.

       Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

3.1 Articles of Incorporation, dated April 11, 1997 (incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)

3.2 Bylaws of Cancer Capital (incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)

(b) Reports on Form 8-K
    -------------------

    None.



                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                 Cancer Capital Corp.



Dated: October 22, 2001         /s/ John W. Peters
                                   ----------------------------------------
                                    John W. Peters, President and Director