Form 10KSB
period 2001-12-31
CANCER CAPITAL CORP
filed 2002-03-20
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND    EXCHANGE ACT OF 1934

                 Commission file number 000-32363

                       CANCER CAPITAL CORP.
                       --------------------
      (Exact name of registrant as specified in its charter)

        Nevada                                         91-1803648
       --------                                       -----------
(State of incorporation)                (I.R.S. Employer Identification No.)


525 South 300 East, Salt Lake City, Utah                  84111
---------------------------------------                  -------
(Address of principal executive offices)                (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.   [x]

State issuer's revenue for its most recent fiscal year: None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of February 27, 2002, the registrant had 5,150,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I
Item 1.      Description of business ......................................2
Item 2.      Description of property ......................................6
Item 3.      Legal proceedings ............................................6
Item 4.      Submission of matters to a vote of security holders ..........6


                             PART II
Item 5.      Market for common equity and related stockholder matters .....7
Item 6.      Plan of operations ...........................................7
Item 7.      Financial statements .........................................7
Item 8.      Changes in and disagreements with accountants on
             accounting and financial disclosure..........................17

                             PART III
Item 9.      Directors and executive officers; Compliance with
             Section 16(a)................................................17
Item 10.     Executive compensation.......................................17
Item 11.     Security ownership of certain beneficial owners
             and management...............................................18
Item 12.     Certain relationships and related transactions...............19
Item 13.     Exhibits and reports on Form 8-K.............................19




                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capitol Corp.

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include but are not limited to economic conditions generally and in the industries in which Cancer Capital may participate, competition within Cancer Capital's potential industry, technological advances, and failure by Cancer Capital to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     We were incorporated in the state of Nevada on April 11, 1997 to develop an alternative medical waste treatment and processing equipment system. We were unsuccessful in our efforts and are inactive at this time.

Our Plan

     We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

     Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Cancer Capital.

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Cancer Capital and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

     Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers . . .") Our management has had limited experience with acquisitions or mergers of business opportunities and has not been involved with an initial public offering. John W. Peters, our President, has been involved with acquisitions of subsidiaries as president of Earth Products & Technologies, Inc. These acquisitions were structured as stock-for-stock exchanges between Earth Products and other operating companies. Due to management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between Cancer Capital and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, Mr. Peters is a director of other blank check companies with a structure and a business plan which is identical to ours and he may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management and/or our principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Cancer Capital's other stockholders.

     We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

     (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the Board of Directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

     (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the Board of Directors or the stockholders.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

     In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

     (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)   The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blind check" companies, many of which may have more funds available for such transactions.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                 ITEM 2: DESCRIPTION OF PROPERTY

     We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.


                    ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

     We have no public market for our common stock as of the date of this filing. We have approximately 36 stockholders of record holding 5,150,000 common shares. Of these shares 525,000 shares are restricted stock as that term is defined in Rule 144 and 4,625,000 shares are unrestricted shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by Cancer Capital within the past three years without registration:

     On June 30, 2000, we issued an aggregate of 200,000 shares valued at approximately $2,000. We issued 150,000 shares to John W. Peters and 50,000 shares were issued to Michelle Peters in consideration for services as our officers. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

     On July 10, 2000, we issued 250,000 shares to The Oxford Group for investment banking services valued at $5,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.


                    ITEM 6:  PLAN OF OPERATION

     We have experienced losses from inception and for the year ended December 31, 2001 we had $2,000 cash on hand and no current liabilities. Since inception, we have primarily financed our operations through the sale of our common stock, as we have paid for services rendered by management and third parties with common stock.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on informal understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans and advancements with cash, if available, or we may convert them into common stock.

      Our management intends to actively seek business opportunities during the next twelve months.
In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations.

      If we obtain a business opportunity, then it may be necessary to raise additional capital through the sale of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

                   Cancer Capital Corporation

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets..............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements...........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Cancer Capital Corporation:

We have audited the accompanying balance sheets of Cancer Capital Corporation (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception April 11, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corporation
(a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception April 11, 1997 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                    Cancer Capital Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                            December 31
                                                        2001          2000
                                                    ------------ -------------

CURRENT ASSETS

Cash (Note 1)                                       $     2,000  $      2,000
                                                    ------------ -------------

    TOTAL ASSETS                                    $     2,000  $      2,000
                                                    ============ =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                 $         -  $          -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 5,150,000 shares issued and outstanding      5,150         5,150

Additional Paid in Capital                               38,050        38,050

Deficit Accumulated during the development stage        (41,200)      (41,200)
                                                    ------------ -------------

  Total Stockholders' Equity (deficit)                    2,000         2,000
                                                    ------------ -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     2,000  $      2,000
                                                    ============ =============









The accompanying notes are an integral part of these financial statements

                    Cancer Capital Corporation
                  (A Development Stage Company)
                     Statement of Operations




                                                              From
                                       For the Years Ended    Inception on
                                           December 31        April 11, 1997
                                       2001           2000    to Dec. 31, 2001
                                  ------------- ------------- ----------------

REVENUES                          $          -  $          -  $           -
                                  ------------- ------------- --------------
EXPENSES

  General & Administrative                   -         7,600         41,200
                                  ------------- ------------- --------------

    Total Expenses                           -         7,600         41,200
                                  ------------- ------------- --------------

Net Loss                          $          -  $     (7,600) $     (41,200)
                                  ============= ============= ==============

Net Loss Per Share                $          -  $          -  $       (0.01)
                                  ============= ============= ==============
Weighted average
  shares outstanding                 5,150,000     4,918,056      4,740,588
                                  ============= ============= ==============










The accompanying notes are an integral part of these financial statements

                    Cancer Capital Corporation
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 11, 1997 through December 31, 2001

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,400)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997   4,700,000       4,700      31,500       (22,400)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998   4,700,000       4,700      31,500       (32,300)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,300)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999   4,700,000       4,700      31,500       (33,600)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     250,000         250       4,750             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (7,600)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001   5,150,000  $    5,150  $   38,050  $    (41,200)
                           ============= =========== =========== =============








The accompanying notes are an integral part of these financial statements

                    Cancer Capital Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                   From
                                          For the Years Ended      Inception on
                                              December 31          April 11, 1997
                                       --------------------------- Through
                                          2001           2000      December 31,2001
                                       ------------- ------------- ----------------
Cash Flows from Operating Activities

  Net Loss                             $          -  $     (7,600) $      (41,200)
  Adjustments for non-cash items:
   Shares issued for services                     -         7,000           7,200
                                       ------------- ------------- ----------------
  Net Cash Provided (Used) by
   Operating Activities                           -          (600)        (34,000)
                                       ------------- ------------- ----------------

Cash Flows from Investing Activities:             -             -               -
                                       ------------- ------------- ----------------
  Net Cash Provided (Used) in
    Investing Activities                          -             -               -
                                       ------------- ------------- ----------------
Cash Flows from Financing Activities:
  Issued common stock for cash                    -             -          36,000
                                       ------------- ------------- ----------------
  Net cash Provided by
   Financing Activities                           -             -          36,000
                                       ------------- ------------- ----------------

Increase (Decrease) in Cash                       -          (600)          2,000

Cash beginning of period                          -         2,600               -
                                       ------------- ------------- ----------------

Cash end of period                     $          -  $      2,000  $        2,000
                                       ============= ============= ================

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                           $          -  $          -  $            -
    Income Taxes                       $          -  $          -  $            -


NonCash Financing Activities

  During 1997, 200,000 shares of common stock were issued at $.001 per share for services

  During 2000, 200,000 and 250,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively



The accompanying notes are an integral part of these financial statements



                    Cancer Capital Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

         a.  Organization & Consolidation Policy

             Cancer Capital Corporation  (the Company), was incorporated April
11, 1997 under the laws of the State of Nevada.   The Company was originally
formed for the purpose of developing an alternative medical waste treatment system. However, the Company in December 1997 abandoned this purpose and has since been inactive. The Company has never commenced any significant activities or secured operations. The Company is currently searching for other business opportunities and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

         b.  Accounting Method

             The Company recognizes income and expense on the accrual basis of accounting.

         c.  Earnings (Loss) Per Share

                                      Income (loss)  Shares       Per Share
                                       (Numerator) (Denominator)    Amount
                                       ------------ ------------ ------------
For the year ended December 31, 2001:

Basic EPS
 Income (loss) to common stockholders  $         -    5,150,000  $     (0.00)
                                       ============ ============ ============


For the year ended December 31, 2000:

Basic EPS
 Income (loss) to common stockholders   $  ( 7,600)   4,918,056  $     (0.00)
                                        =========== ============ ============

From inception on April 11, 1997 to
  December 31, 2001:

Basic EPS
  Income (loss) to common stockholders  $  (41,200)   4,740,588  $     (0.01)
                                        ============ =========== ============

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

         d.  Cash and Cash Equivalents

             The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Cancer Capital Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

         e.  Provision for Income Taxes

             No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $41,200 will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

             Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:


                                                           December 31,
                                                      2001           2000
                                                   ------------- ------------
       Deferred tax asset:
         NOL carryforward                          $      6,180  $     6,180

         Valuation allowance                          (   6,180)   (   6,180)
                                                   ------------- ------------

                                                   $          -  $         -
                                                   ============= ============

         f.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We have not had a change in or disagreement with our principal independent accountant during the past two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. John and Michelle Peters are married.

                                                         Director or
Name              Age  Position Held                     Officer Since
----------------  ---- --------------------------------- ---------------

John W. Peters     50  President and Director            April 11, 1997

Michelle Peters    49  Secretary/Treasurer and Director   April 11, 1997


John W. Peters.   Mr. Peters has served as our President and a Director since our inception. Since July 1999 he has been the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. He is a director of the following blank check reporting companies: Bingham Canyon Corporation and Skinovation Pharmaceutical, Inc. Prior business experience includes Operations Manager for Earth Products, President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Michelle Peters. Mrs. Peters has served as our Secretary/Treasurer and as a Director since our inception. From 1997 to the present she has been employed as a legal secretary for Thompson Hazer and Scoussen located in Salt Lake City, Utah. She was employed as a legal secretary by Parsons Behle & Latimer from 1993 to 1997. Mrs. Peters has 29 years of experience in the legal profession as a legal secretary, paralegal and office administrator.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that no reports were required to be filed during the 2001 fiscal year based upon the lack of such forms furnished to us during the fiscal year ended December 31, 2001 and representations from known reporting persons that Forms 5 were not required.


                 ITEM 10: EXECUTIVE COMPENSATION

     Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 during the past three fiscal years. John W. Peters, who acts in the capacity similar to Chief Executive Officer did not receive any compensation during the 2001 fiscal year; however, in June 2000 we issued 150,000 common shares valued at $1,500 to Mr. Peters for services rendered to Cancer Capital. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 5,150,000 shares of common stock outstanding as of February 27, 2002.


                    CERTAIN BENEFICIAL OWNERS

                                       Common Stock Beneficially Owned
                                       ---------------------------------
Name and Address of         Number of Shares of
Beneficial Owners           Common Stock              Percentage of Class
----------------------     -----------------------    -------------------
M. Jeanne Ball                   400,000                   7.8%
6071 Aries Drive
Salt Lake City, Utah 84118

Anita Patterson
588 NO West Capital
Salt Lake City, Utah 84103       400,000                   7.8%


                            MANAGEMENT

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of          Number of Shares of
Beneficial Owners            Common Stock             Percentage of Class
-------------------         ------------------------  -------------------

John W. Peters                   650,000                   12.6%
525 South 300 East
Salt Lake City, Utah 84111

Michelle Peters                  450,000                    8.7%
525 South 300 East
Salt Lake City, Utah 84111

All executive officers and
directors as a group            1,100,000                  21.4%

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes transactions we have either engaged in during the last two fiscal years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

     On June 30, 2000 we issued an aggregate of 200,000 common shares to John and Michelle Peters in consideration for their services as our officers. John received 150,000 shares valued at $1,500 and Michelle received 50,000 shares valued at $500. This transaction was negotiated between related parties without "arms length" bargaining and as a result, the terms of this transaction may be different than transactions between unrelated parties.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number          Description
---------       ------------

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed February 20, 2001)

3.2     Bylaws of Cancer Capital Corp. (Incorporated by reference to exhibit
        3.2 to Form 10-SB, filed February 20, 2001)



Reports on 8-K

     None.

                            SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               3/20/02
     Date________________     Cancer Capital Corp.



                              By: _ /s/ John W. Peters
                                  ----------------------------------------
                                    John W. Peters, President and Director



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




             3/20/02
     Date ________________    By:  /s/ Michele Peters
                                  -----------------------------------------
                                   Michelle Peters, Secretary/Treasurer and
                                   Director