Form 10QSB
period 2002-03-31
CANCER CAPITAL CORP
filed 2002-05-09
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File No.   000-32363

                       CANCER CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

     NEVADA                                      91-1803648
(State of incorporation)              (I.R.S. Employer Identification Number)

525 South 300 East, Salt Lake City, Utah          84111
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code  (801) 323-2395

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of May 1, 2002, the issuer had 5,150,00 common shares outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Cancer Capital Corporation
                       Financial Statements
                          March 31, 2002

                    Cancer Capital Corporation
                   (A Development Stage Company)
                          Balance Sheets





                              ASSETS

                                                     March 31    December 31
                                                       2002         2001
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $      2,000  $      2,000
                                                  ------------- -------------

  TOTAL ASSETS                                    $      2,000  $      2,000
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                               $          -  $          -
                                                  ------------- -------------
  Total Liabilities                                          -             -

                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,150,000 shares
  issued and outstanding                                 5,150         5,150

Additional Paid-in Capital                              38,050        38,050

Deficit Accumulated During the Development Stage       (41,200)      (41,200)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                   2,000         2,000
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      2,000  $      2,000
                                                  ============= =============

                    Cancer Capital Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                 From
                                                                 inception
                                     For the three For the three on April 11,
                                     months ended  months ended  1997 to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------

EXPENSES

  General & Administrative                      -             -        41,200
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        41,200
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (41,200)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING     5,150,000     5,150,000     4,754,601
                                     ============= ============= =============

                    Cancer Capital Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception
                                                                 on April 11,
                                     For the three months ended  1997 through
                                              March 31,          March 31,
                                          2002         2001      2002
                                     ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (41,200)
  Less  Non-cash Items:
  Shares issued for services                    -             -         7,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Operating Activities                        -             -       (34,000)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities
  Common stock issued for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -         2,000
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $      2,000
                                     ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services            $          -  $          -  $      7,200

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                    Cancer Capital Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL

Cancer Capital Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capital Corp.

                    Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include but are not limited to economic conditions generally and in the market which Cancer Capital may participate; competition within Cancer Capital's chosen market and failure by Cancer Capital to successfully develop business relationships.

Item 2.  Plan of Operations

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. At the three month period ended March 31, 2002 we had $2,000 cash on hand and no total current liabilities.

     We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively pursue business opportunities during
the next twelve months.   Based on current economic and regulatory conditions,
management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Cancer Capital. At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition.

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

     If we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock or by debt financing. The purchasers and manner of issuance of common stock will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of the shares they own.

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


                                    Cancer Capital Corp.




Dated:    5/8/02                    /s/ John W. Peters
                                    --------------------------------------
                                    John W. Peters, President and Director