Form 10QSB
period 2002-06-30
CANCER CAPITAL CORP
filed 2002-08-08
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File No.   000-32363

                       CANCER CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

      NEVADA                                       91-1803648
-----------------------               -------------------------------------
(State of incorporation)             (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah          84106
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               --------------

525 South 300 East, Salt Lake City, Utah    84111
-------------------------------------------------
(Former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of August 5, 2002, the issuer had 5,150,000 common shares outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Cancer Capital Corporation
                       Financial Statements
                          June 30, 2002

                    Cancer Capital Corporation
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                     June 30    December 31
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
                                                  ============= =============

                    Cancer Capital Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        April 11,
                                three months   three months   six months     six months     1997
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------
EXPENSES
  General & Administrative                  -              -              -              -        41,200
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        41,200
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (41,200)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $      (0.01)
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       5,150,000      5,150,000      5,150,000      5,150,000     4,761,173
                                ============== ============== ============== ============== =============




                           Cancer Capital Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                         From
                                                                                         Inception on
                                                             For the six months ended    April 11, 1997
                                                                      June 30,           Through
                                                                  2002         2001      June 30,2002
                                                             ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                                   $          -  $          -  $    (41,200)
  Less  Non-cash Items:
  Shares issued for services                                            -             -         7,200
                                                             ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities                      -             -       (34,000)
                                                             ------------- ------------- -------------

Cash Flows from Investing Activities                                    -             -             -
                                                             ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities                      -             -             -
                                                             ------------- ------------- -------------
Cash Flows from Financing Activities
  Common stock issued for cash                                          -             -        36,000
                                                             ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities                      -             -        36,000
                                                             ------------- ------------- -------------

Increase (Decrease) in Cash                                             -             -         2,000
                                                             ------------- ------------- -------------

Cash and Cash Equivalents at Beginning of Period                        -             -             -
                                                             ------------- ------------- -------------

Cash and Cash Equivalents at End of Period                   $          -  $          -  $      2,000
                                                             ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services                                    $          -  $          -  $      7,200

Cash Paid For:
    Interest                                                 $          -  $          -  $          -
    Income Taxes                                             $          -  $          -  $          -



                    Cancer Capital Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Cancer Capital Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capital Corp.

                    Forward Looking Statements

     This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include but are not limited to economic conditions generally and in the market which Cancer Capital may participate; competition within Cancer Capital's chosen market and failure by Cancer Capital to successfully develop business relationships.

Item 2.  Plan of Operations

     We are a development stage company with recurring losses from inception and we are dependent upon financing to continue operations. At the six month period ended June 30, 2002 we had $2,000 cash on hand and no total current liabilities.

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


                                      Cancer Capital Corp.


          August 8                     /s/ John W. Peters
Dated: ______________________, 2002   ______________________________________
                                      John W. Peters
                                      President, Principal Financial and
                                      Accounting Officer, and Director