Form 10KSB
period 2002-12-31
CANCER CAPITAL CORP
filed 2003-03-27
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-32363

                       CANCER CAPITAL CORP.
                       --------------------
      (Exact name of registrant as specified in its charter)

            Nevada                                      91-1803648
------------------------                   ----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah       84106
----------------------------------------------     -----
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

As of March 4, 2003, the registrant had 5,150,000 shares of common stock outstanding. A market value of the 4,050,000 shares of voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                              PART I

Item 1.  Description of business...........................................3
Item 2.  Description of property...........................................6
Item 3.  Legal proceedings.................................................6
Item 4.  Submission of matters to a vote of security holders...............6

                             PART II

Item 5.  Market for common equity and related stockholder matters..........6
Item 6.  Plan of operation.................................................7
Item 7.  Financial statements..............................................7
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure.............................................18

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)..18
Item 10. Executive compensation...........................................18
Item 11. Security ownership of certain beneficial owners and management...19
Item 12. Certain relationships and related transactions...................19
Item 13. Exhibits and reports on Form 8-K.................................20
Item 14. Controls and Procedures .........................................20
Signatures and Certifications ............................................21





                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capitol Corp.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include but are not limited to economic conditions generally and in the industries in which Cancer Capital may participate, competition within Cancer Capital's potential industry, technological advances, and failure by Cancer Capital to successfully develop business relationships.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

      We were incorporated in the state of Nevada on April 11, 1997, to develop an alternative medical waste treatment and processing equipment system. We were unsuccessful in our efforts and are inactive at this time.

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

      Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Our management has had limited experience with acquisitions or mergers of business opportunities and has not been involved with an initial public offering. John W. Peters, our President, has been involved with acquisitions of subsidiaries as president of Earth Products & Technologies, Inc. These acquisitions were structured as stock-for-stock exchanges between Earth Products and other operating companies. Due to our management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

      In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

      (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

Form of Acquisition

      We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organizations. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

      We have no public market for our common stock as of the date of this filing. We have approximately 41 stockholders of record holding 5,150,000 common shares. Of these shares 1,150,000 shares are restricted stock as that term is defined in Rule 144 and 4,000,000 shares are unrestricted shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

      We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold without registration by Cancer Capital within the past three years.

      On June 30, 2000, we issued an aggregate of 200,000 shares valued at approximately $2,000. We issued 150,000 shares to John W. Peters and 50,000 shares were issued to L. Michelle Peters in consideration for services as our officers. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

      On July 10, 2000, we issued 250,000 shares to The Oxford Group for investment banking services valued at $5,000. We relied on an exemption from registration provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.


                    ITEM 6:  PLAN OF OPERATION

      We have experienced losses from inception and for the year ended December 31, 2002, we had $1,861 cash on hand and $5,000 current liabilities. Since inception, we have primarily financed our operations through equity transactions by paying for services rendered by management and third parties with common stock.

      We have no commitments for capital expenditures for the next twelve months. The majority of our expenses are related to our reporting obligations under the Exchange Act. We accrued $5,000 of expenses related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay these accounts payable with cash, if available, or we may convert them into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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




                   ITEM 7: FINANCIAL STATEMENTS

                       Cancer Capital Corp.

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________


                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Cancer Capital Corp.:

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception April 11, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception April 11, 1997 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                       Cancer Capital Corp.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                         December 31
                                                       2002         2001
                                                 ------------- --------------
CURRENT ASSETS

Cash (Note 1)                                    $      1,861  $       2,000
                                                 ------------- --------------

    TOTAL ASSETS                                 $      1,861  $       2,000
                                                 ============= ==============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - related party                 $      5,000  $           -
                                                 ------------- --------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,150,000 shares issued
  and outstanding                                       5,150          5,150

Additional Paid in Capital                             38,050         38,050

Deficit Accumulated during the development stage      (46,339)       (41,200)
                                                 ------------- --------------

  Total Stockholders' Equity (deficit)                 (3,139)         2,000
                                                 ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      1,861  $       2,000
                                                 ============= ==============






 The accompanying notes are an integral part of these financial statements

                    Cancer Capital Corporation
                  (A Development  Stage Company)
                      Statement of Operations


                                                              From
                                     For the Years Ended      Inception on
                                         December 31          April 11, 1997
                                       2002        2001       to Dec. 31, 2002
                                  ------------- ------------- ----------------

REVENUES                          $          -  $         -  $            -
                                  ------------- ------------- --------------
EXPENSES

  General & Administrative               5,139             -         46,339
                                  ------------- ------------- --------------

    Total Expenses                       5,139             -         46,339
                                  ------------- ------------- --------------

Net Loss                          $     (5,139) $          -  $     (46,339)
                                  ============= ============= ==============

Net Loss Per Share                $      (0.00) $          -  $       (0.01)
                                  ============= ============= ==============
Weighted average shares
 outstanding                         5,150,000     4,918,056      4,810,191
                                  ============= ============= ==============















The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From inception on April 11, 1997 through December 31, 2002




                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,400)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997   4,700,000       4,700      31,500       (22,400)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998   4,700,000       4,700      31,500       (32,300)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,300)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999   4,700,000       4,700      31,500       (33,600)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     250,000         250       4,750             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (7,600)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,139)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002   5,150,000  $    5,150  $   38,050  $    (46,339)
                           ============= =========== =========== =============





The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statement of Cash Flows



                                                             From
                                                             Inception on
                                      For the years ended    April 11, 1997
                                          December 31,       Through
                                        2002        2001     December 31, 2002
                                    ----------- ------------ -----------------
Cash Flows from Operating Activities

  Net Loss                          $   (5,139) $         -  $     (46,339)
  Adjustments for non-cash items:
    Increase in Accounts Payable         5,000            -          5,000
    Shares issued for services               -            -          7,200
                                    ----------- ------------ -----------------
  Net Cash Provided (Used) by
  Operating Activities                    (139)           -        (34,139)
                                    ----------- ------------ -----------------

Cash Flows from Investing Activities:        -            -              -
                                    ----------- ------------ -----------------
  Net Cash Provided (Used) in
  Investing Activities                       -            -              -
                                    ----------- ------------ -----------------
Cash Flows from Financing Activities:
  Issued common stock for cash               -            -         36,000
                                    ----------- ------------ -----------------
  Net cash Provided by
  Financing Activities                       -            -         36,000
                                    ----------- ------------ -----------------

Increase (Decrease) in Cash               (139)           -          1,861

Cash - beginning of period               2,000        2,000              -
                                   ------------ ------------ -----------------

Cash - end of period               $     1,861  $     2,000  $       1,861
                                   ============ ============ ==============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                       $         -  $         -  $           -
    Income Taxes                   $         -  $         -  $           -


NonCash Financing Activities
     During 1997, 200,000 shares of common stock were issued at $.001 per share for services

     During 2000, 200,000 and 250,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively






The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies

       a.  Organization & Consolidation Policy

           Cancer Capital Corp.  (the Company), was incorporated April 11,
1997 under the laws of the State of Nevada.   The Company was originally
formed for the purpose of developing an alternative medical waste treatment system. However, the Company in December 1997 abandoned this purpose and has since been inactive. The Company has never commenced any significant activities or secured operations. The Company is currently searching for other business opportunities and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

       b.  Accounting Method

           The Company recognizes income and expense on the accrual basis of accounting.

       c.  Earnings (Loss) Per Share


                                         Income (loss) Shares       Per Share
                                         (Numerator)  (Denominator) Amount
                                         ------------- ------------ ---------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders   $     (5,139)   5,150,000  $   (0.00)
                                         ============= ============ ==========
For the year ended December 31, 2001:

  Basic EPS
   Income (loss) to common stockholders  $          -    4,918,056  $       -
                                         ============= ============ ==========
From inception on April 11, 1997 to
December 31, 2002:

  Basic EPS
   Income (loss) to common stockholders  $   ( 46,339)   4,810,191  $   (0.01)
                                         ============= ============ ==========

           The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

       d.  Cash and Cash Equivalents

           The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

       e.  Provision for Income Taxes

           No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $46,300 will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

           Deferred tax asset and the valuation account is as follows as December 31, 2002 and 2001:

                                                      December 31,
                                                  2002            2001
                                              -------------- --------------
 Deferred tax asset:
      NOL carryforward                        $      15,500  $       6,200

      Valuation allowance                          ( 15,500)       ( 6,200)
                                              -------------- --------------

                                              $           -  $           -
                                              ============== ==============

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

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 4 - Related Party Transactions

           During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had a change in, or disagreement with, our principal independent accountant during the past two fiscal years.

                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

      Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. John and L. Michelle Peters are married.

Name                Age      Position Held                      Director Since
------------------  -------  --------------------------------   --------------
John W. Peters       51      President and Director             April 11, 1997
L. Michelle Peters   50      Secretary/Treasurer and Director   April 11, 1997

      John W. Peters.   Mr. Peters has served as our President and a Director
since our inception. Since July 1999 he has been the manager of Development Specialties, Inc. a property management company. From 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. He is a director of Bingham Canyon Corporation and Skinovation Pharmaceutical, Inc., blank check reporting
companies.   Prior business experience includes Operations Manager for Earth
Products, President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

      L. Michelle Peters. Mrs. Peters has served as our Secretary/Treasurer and as a Director since our inception. From 1997 to the present she has been employed as a legal secretary for Thompson Hazer and Scoussen located in Salt Lake City, Utah. She was employed as a legal secretary by Parsons Behle & Latimer from 1993 to 1997. Mrs. Peters has 29 years of experience in the legal profession as a legal secretary, paralegal and office administrator.


Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations to us that no Forms 5 were required, we believe no reports were required to be filed for the year ended December 31, 2002.


                 ITEM 10: EXECUTIVE COMPENSATION

      Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 during the past three fiscal years. John W. Peters, who acts in the capacity similar to Chief Executive Officer did not receive any compensation during the year ended December 31, 2002. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


      ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 5,150,000 shares of common stock outstanding as of March 4, 2003.

                    CERTAIN BENEFICIAL OWNERS

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
---------------------          -------------------     -------------------
M. Jeanne Ball                     400,000                  7.8%
6071 Aries Drive
Salt Lake City, Utah 84118

Anita Patterson
588 NO West Capital
Salt Lake City, Utah 84103         400,000                  7.8%




                            MANAGEMENT

                                          Common Stock Beneficially Owned
                                          --------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock         Percentage of Class
--------------------------      -------------         ------------------
John W. Peters                     650,000                 12.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

L. Michelle Peters                 450,000                  8.7%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

All executive officers and
directors as a group               1,100,000               21.4%



     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed February 20, 2001)
3.2      Bylaws of Cancer Capital Corp. (Incorporated by reference to exhibit
         3.2 to Form 10-SB, filed February 20, 2001)
99.1     Section 1350 certification

Reports on 8-K

      None.

                 ITEM 14: CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 14, 2003, our principal executive and financial officer, John W. Peters, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mr. Peters did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 17, 2003          Cancer Capital Corp.

                                  /s/ John W. Peters
                              By: ____________________________________________
                                  John W. Peters
                                  President, Principal Executive and Financial
                                  Officer and Director



      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                  /s/ L. Michelle Peters
Date: March 17, 2003          By: ____________________________________________
                                  L. Michelle Peters
                                  Secretary/Treasurer and Director




            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, John W. Peters, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Cancer Capital
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003              /s/ John W. Peters
                                  ____________________________________
                                  John W. Peters
                                  Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John W. Peters, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Cancer Capital
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 17, 2003                /s/ John W. Peters
                                    __________________________________
                                    John W. Peters
                                    Principal Financial Officer