Form 10QSB
period 2003-03-31
CANCER CAPITAL CORP
filed 2003-05-12
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-32363

                       CANCER CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

       NEVADA                                      91-1803648
________________________               ______________________________________
(State of incorporation)              (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah          84106
_________________________________________________     __________
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number:    (801) 323-2395

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of April 17, 2003, the issuer had 5,150,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Plan of Operations ..............................................8

Item 3:  Controls and Procedures..........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ................................9

Signatures and Certifications............................................10




                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                       Cancer Capital Corp.

                       Financial Statements

                          March 31, 2003

                       Cancer Capital Corp.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                                                     March 31    December 31
                                                       2003         2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $      1,861  $      1,861
                                                  ------------- -------------

  TOTAL ASSETS                                    $      1,861  $      1,861
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                  $      5,000  $      5,000
                                                  ------------- -------------

  Total Liabilities                                      5,000         5,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,150,000 shares
  issued and outstanding                                 5,150         5,150

Additional Paid-in Capital                              38,050        38,050

Deficit Accumulated During the Development Stage       (46,339)      (46,339)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                  (3,139)       (3,139)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      1,861  $      1,861
                                                  ============= =============

                       Cancer Capital Corp.
                   (Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three April 11,
                                     months ended  months ended  1997 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
 General & Administrative                       -             -        46,339
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        46,339
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (46,339)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING     5,150,000     5,150,000     4,824,220
                                     ============= ============= =============

                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 inception on
                                                                 April 11,
                                     For the three months ended  1997 through
                                            March 31,            March 31,
                                          2003         2002      2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities
  Net Loss                           $          -  $          -  $    (46,339)
  Less  Non-cash Items:
  Increase in Accounts Payable                  -             -         5,000
  Shares issued for services                    -             -         7,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -       (34,139)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities
  Common stock issued for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -         1,861
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $      1,861
                                     ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services            $          -  $          -  $      7,200

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Cancer Capital Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

ITEM 2.  PLAN OF OPERATIONS

     We have experienced losses from inception and for the three month period ended March 31, 2003, we had $1,861 cash on hand and $5,000 current liabilities. Since inception, we have primarily financed our operations through equity transactions by paying for services rendered by management and third parties with common stock.

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

ITEM 3: CONTROLS AND PROCEDURES

     We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 6, 2003, our principal executive and financial officer, John
W. Peters, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation, dated April 11, 1997 (incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
3.2 Bylaws of Cancer Capital (incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
99.1  Section 1350 Certification

Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                 Cancer Capital Corp.



Dated: May 7, 2003               /s/ John W. Peters
                                 --------------------------------------
                                 John W. Peters
                                 President, Principal Executive and
                                 Financial Officer, and Director


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



Date: Dated: May 7, 2003
                              /s/ John W. Peters
                             ___________________________________________
                             John W. Peters, Principal Executive Officer





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


                              /s/ John W. Peters
Date: Dated: May 7, 2003      ___________________________________________
                              John W. Peters, Principal Financial Officer