Form 10QSB
period 2003-06-30
CANCER CAPITAL CORP
filed 2003-07-31
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-32363

                       CANCER CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

       NEVADA                                                91-1803648
_______________________                _____________________________________
(State of incorporation)              (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah     84106
_________________________________________________________
(Address of principal executive offices)       (Zip Code)


Issuer's telephone number: (801) 323-2395
                           ______________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of July 28, 2003, the issuer had 5,150,000 common shares outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Plan of Operations .............................................8

Item 3:  Controls and Procedures.........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ...............................9

Signatures...............................................................9




                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                       Cancer Capital Corp.
                       Financial Statements
                          June 30, 2003

                       Cancer Capital Corp.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                       June 30    December 31
                                                         2003         2002
                                                    ------------- ------------
                                                     (Unaudited)
CURRENT ASSETS

Cash                                                $        632  $     1,861
                                                    ------------- ------------

  TOTAL ASSETS                                      $        632  $     1,861
                                                    ============= ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                    $      5,000  $     5,000
                                                    ------------- ------------

  Total Liabilities                                        5,000        5,000
                                                    ------------- ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,150,000 shares
  issued and outstanding                                   5,150        5,150

Additional Paid-in Capital                                38,050       38,050

Deficit Accumulated During the Development Stage         (47,568)     (46,339)
                                                    ------------- ------------

  Total Stockholders' Equity (deficit)                    (4,368)      (3,139)
                                                    ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        632  $     1,861
                                                    ============= ============


                             Cancer Capital Corp.
                        (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        April 11,
                             three months   three months   six months     six months     1997 to
                             ended June 30, ended June 30, ended June 30, ended June 30, June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------
REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative           1,229              -          1,229              -         47,568
                             -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                   1,229              -          1,229              -         47,568
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $      (1,229) $           -  $      (1,229) $           -  $     (47,568)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $       (0.01)
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    5,150,000      5,150,000      5,150,000      5,150,000      4,837,274
                             ============== ============== ============== ============== ==============




                                       5


                             Cancer Capital Corp.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                   From
                                                                                   Inception on
                                                       For the six months ended    April 11, 1997
                                                               June 30,            Through June 30,
                                                          2003            2002     2003
                                                       ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                             $     (1,229) $          - $      (47,568)
  Less  Non-cash Items:
  Increase in Accounts Payable                                    -             -          5,000
  Shares issued for services                                      -             -          7,200
                                                       ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities           (1,229)            -        (35,368)
                                                       ------------- ------------- --------------

Cash Flows from Investing Activities                              -             -              -
                                                       ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities                -             -              -
                                                       ------------- ------------- --------------
Cash Flows from Financing Activities
  Common stock issued for cash                                    -             -         36,000
                                                       ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities                -             -         36,000
                                                       ------------- ------------- --------------

Increase (Decrease) in Cash                                  (1,229)            -            632
                                                       ------------- ------------- --------------

Cash and Cash Equivalents at Beginning of Period              1,861         2,000              -
                                                       ------------- ------------- --------------

Cash and Cash Equivalents at End of Period             $        632  $      2,000  $         632
                                                       ============= ============= ==============

Supplemental Cash Flow Information:

Stock issued for services                               $         -  $          -  $       7,200

Cash Paid For:
  Interest                                              $         -  $          -  $           -
  Income Taxes                                          $         -  $          -  $           -




                                       6

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
-------

Cancer Capital Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capital Corp.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and lack of business operations.

ITEM 2.  PLAN OF OPERATIONS

     We have experienced losses from inception and for the six month period ended June 30, 2003, we had $632 cash on hand and $5,000 total liabilities. Since inception, we have primarily financed our operations through equity transactions by paying for services rendered by management and third parties with common stock.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation, dated April 11, 1997 (incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
3.2 Bylaws of Cancer Capital (incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
31.1  Section 302 Principal Executive Officer Certification
31.2  Section 302 Principal Financial Officer Certification
32.1  Section 1350 Certification

Reports on Form 8-K

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                  Cancer Capital Corp.


                                  /S/ John W. Peters
Dated: July 30, 2003              ----------------------------------------
                                  John W. Peters
                                  President, Principal Executive and
                                  Financial Officer, and Director