Form 10QSB
period 2003-09-30
CANCER CAPITAL CORP
filed 2003-11-07
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-32363

                       CANCER CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)


     NEVADA                              91-1803648
_______________________         ________________________________________
(State of incorporation)        (I.R.S. Employer  Identification Number)



2157 S. Lincoln Street, Salt Lake City, Utah           84106
________________________________________________________________
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number:      (801) 323-2395
                           _________________________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of October 28, 2003 the issuer had 5,150,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ..............................................3

Item 2:  Plan of Operations.................................................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K...................................9

Signatures .................................................................9










                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                       Cancer Capital Corp.
                       Financial Statements
                        September 30, 2003

                       Cancer Capital Corp.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                     Sept. 30     December 31
                                                       2003          2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                               $        632  $      1,861
                                                   ------------- -------------

  TOTAL ASSETS                                     $        632  $      1,861
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                   $      5,000  $      5,000
                                                   ------------- -------------

  Total Liabilities                                       5,000         5,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,150,000 shares
  issued and outstanding                                  5,150         5,150

Additional Paid-in Capital                               38,050        38,050

Deficit Accumulated During the Development Stage        (47,568)      (46,339)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                   (4,368)       (3,139)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $        632  $      1,861
                                                   ============= =============

                       Cancer Capital Corp.
                   (Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   April 11,
                              months ended   months ended   months ended   months ended   1997 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------

REVENUES                      $           -  $           -  $           -  $           -  $            -
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -          1,229              -          47,568
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -          1,229              -          47,568
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $      (1,229) $           -  $      (47,568)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $        (0.01)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     5,150,000      5,150,000      5,150,000      5,150,000       4,849,450
                              ============== ============== ============== ============== ===============



                                        5









                              Cancer Capital Corp.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  April 11,
                                                                     Sept. 30,          1997 Through
                                                            --------------------------- Sept 30,
                                                                2003             2002   2003
                                                            ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                                  $     (1,229) $          -  $    (47,568)
  Less  Non-cash Items:
  Increase in Accounts Payable                                         -             -         5,000
  Shares issued for services                                           -             -         7,200
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities                (1,229)            -       (35,368)
                                                            ------------- ------------- -------------

Cash Flows from Investing Activities                                   -             -             -
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities                     -             -             -
                                                            ------------- ------------- -------------

Cash Flows from Financing Activities
  Common stock issued for cash                                         -             -        36,000
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities                     -             -        36,000
                                                            ------------- ------------- -------------

Increase (Decrease) in Cash                                       (1,229)            -           632

Cash and Cash Equivalents at Beginning of Period                   1,861         2,000             -
                                                            ------------- ------------- -------------

Cash and Cash Equivalents at End of Period                  $        632  $      2,000  $        632
                                                            ============= ============= =============
Supplemental Cash Flow Information:

Stock issued for services                                   $          -  $          -  $      7,200

Cash Paid For:

  Interest                                                  $          -  $          -  $          -
  Income Taxes                                              $          -  $          -  $          -









                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

Cancer Capital Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Cancer Capital," "we," "us," and "our" refer to Cancer Capital Corp.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within Cancer Capital's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of business operations.

ITEM 2.  PLAN OF OPERATIONS

     We have experienced losses from inception and for the nine month period ended September 30, 2003, we had $632 cash on hand and $5,000 total liabilities. Since inception, we have primarily financed our operations through equity transactions by paying for services rendered by management and third parties with common stock.

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

      Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Cancer Capital.

     At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition. Potential investors must recognize that because of limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

ITEM 3.  CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation, dated April 11, 1997 (incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
3.2 Bylaws of Cancer Capital (incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                  Cancer Capital Corp.


                                  /s/ John W. Peters
Dated: October 28, 2003           ___________________________________________
                                  John W. Peters
                                  President, Principal Executive and Financial
                                  Officer,  and Director