Form 10KSB
period 2003-12-31
CANCER CAPITAL CORP
filed 2004-03-22
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 Commission file number 000-32363


                       CANCER CAPITAL CORP.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)


            Nevada                               91-1803648
   ------------------------            -----------------------------------
   (State of incorporation)           (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah             84106
--------------------------------------------           ---------
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

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

As of February 25, 2004, the registrant had 6,150,000 shares of common stock outstanding. A market value of the 4,050,000 shares of voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities..................................6
Item 6.  Plan of Operations.................................................7
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................18
Item 8A. Controls and Procedures...........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................18
Item 10. Executive Compensation............................................19
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................19
Item 12. Certain Relationships and Related Transactions....................20
Item 13. Exhibits and Reports on Form 8-K..................................20
Item 14. Principal Accountant Fees and Services............................20
Signatures.................................................................21







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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had limited experience with acquisitions or mergers of business opportunities and has not been involved with an initial public offering. Due to our management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market, Holders and Dividends

Our common stock is not listed on a public market as of the date of this filing. We have approximately 37 stockholders of record holding 6,150,000 common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 15, 2003, we issued an aggregate of 1,000,000 common shares in consideration for professional services valued at $10,000. We issued 500,000 shares to Compass Equity Partners and 500,000 to First Equity Holdings Corp. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

                    ITEM 6:  PLAN OF OPERATION

We have minimal cash and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                       Cancer Capital Corp.

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report ................................................3

Balance Sheets...............................................................4

Statements of Operations.....................................................5

Statements of Stockholders' Equity...........................................6

Statements of Cash Flows.....................................................7

Notes to the Financial Statements............................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Cancer Capital Corp.:

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception April 11, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception April 11, 1997 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf  & Nilson

Chisholm, Bierwolf & Nislon
Bountiful, Utah
February 2, 2004

                    Cancer Capital Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS


                                                           December 31
                                                       2003         2002
                                                   ------------- -------------

CURRENT ASSETS

Cash (Note 1)                                      $        616  $      1,861
                                                   ------------- -------------

   TOTAL ASSETS                                    $        616  $      1,861
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                   $      5,000  $     5,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 6,150,000 and 5,150,000 shares
 issued and outstanding respectively                      6,150        5,150

Additional Paid in Capital                               47,050       38,050

Deficit Accumulated during the development stage        (57,584)     (46,339)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                   (4,384)      (3,139)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $        616  $      1,861
                                                   ============= =============



 The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statement of Operations



                                                                 From
                                                                 Inception on
                                                                 April 11,
                                         For the Years Ended     1997 to
                                             December 31         Dec. 31,
                                          2003        2002       2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------

EXPENSES
  General & Administrative                 11,245         5,139        57,584
                                     ------------- ------------- -------------

    Total Expenses                         11,245         5,139        57,584
                                     ------------- ------------- -------------

Net Loss                             $    (11,245) $     (5,139) $    (57,584)
                                     ============= ============= =============

Net Loss Per Share                   $      (0.00) $      (0.00) $      (0.01)
                                     ============= ============= =============

Weighted average shares outstanding     5,193,836     5,150,000     4,867,230
                                     ============= ============= =============







The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 11, 1997 through December 31, 2003


                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,400)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997   4,700,000       4,700      31,500       (22,400)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998   4,700,000       4,700      31,500       (32,300)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,300)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999   4,700,000       4,700      31,500       (33,600)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     250,000         250       4,750             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (7,600)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,139)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002   5,150,000       5,150      38,050       (46,339)

Common stock issued for
 services at $.01 per share   1,000,000       1,000       9,000             -

Net (loss) for the year
  ended December 31, 2003             -           -           -       (11,245)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003   6,150,000  $    6,150  $   47,050  $    (57,584)
                           ============= =========== =========== =============





 The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                      Statement of Cash Flows


                                                                 From
                                                                 Inception on
                                                                 April 11,
                                         For the Years Ended     1997 Through
                                             December 31         December 31,
                                          2003        2002       2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $    (11,245) $     (5,139) $    (57,584)
  Adjustments for non-cash items:
   Increase in Accounts Payable                 -         5,000         5,000
   Shares issued for services              10,000             -        17,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                     (1,245)         (139)      (35,384)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) in
  Investing Activities                          -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities

  Issued common stock for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net cash Provided by
  Financing Activities                          -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                (1,245)         (139)          616

Cash - beginning of period                  1,861         2,000             -
                                     ------------- ------------- -------------

Cash - end of period                 $        616  $      1,861  $        616
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

NonCash Financing Activities

     During 1997, 200,000 shares of common stock were issued at $.001 per share for services

     During 2000, 200,000 and 250,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively

     During 2003, 1,000,000 shares of common stock were issued for services at $.01 per share



The accompanying notes are an integral part of these financial statements

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

c.   Earnings (Loss) Per Share


                                        Income (loss)    Shares    Per Share
                                        (Numerator)  (Denominator)   Amount
                                        ------------- ------------ ---------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (11,245)   5,193,836  $  (0.00)
                                        ============= ============ =========
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $     (5,139)   5,150,000  $  (0.00)
                                        ============= ============ =========
From inception on April 11, 1997 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (57,584)   4,867,230  $  (0.01)
                                        ============= ============ =========

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $57,584 will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows as December 31, 2003 and 2002:

                                                   December 31,
                                                2003         2002
                                           ------------- -------------
     Deferred tax asset:
        NOL carryforward                   $     19,579  $     14,000

        Valuation allowance                     (19,579)      (14,000)
                                           ------------- -------------

                                           $          -  $          -
                                           ============= =============
f.   Use of estimates

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

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002


NOTE 4 - Related Party Transactions

     During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.


NOTE 5 - Stockholders' Equity

     During 2003, the Company issued 1,000,000 shares of common stock, for services rendered valued at $10,000 (or $.01 per share).

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

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

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages, positions and biographical information are set forth below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. John and Michelle Peters are married.

Name                Age      Position Held                      Director Since
------------------  -------  --------------------------------   --------------
John W. Peters       52      President and Director             April 1997
L. Michelle Peters   51      Secretary/Treasurer and Director   April 1997

John W. Peters: Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. Prior to 1995 he was employed as Earth Products' operations manager. He also is a director of Bingham Canyon Corporation, Skinovation Pharmaceutical Incorporated and Suncrest Global Energy Corp., which are reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

L. Michelle Peters: Mrs. Peters has served as our Secretary/Treasurer and as a Director since our inception. She has been employed as a legal secretary for law firms located in Salt Lake City, Utah for the past 20 years. Mrs. Peters has over 30 years of experience in the legal profession as a legal secretary, paralegal and office administrator.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, and representations to us that no Forms 5 were required, we believe no filings were required.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 during the past three fiscal years. John W. Peters, who acts in the capacity similar to Chief Executive Officer did not receive any compensation during the year ended December 31, 2003. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 6,150,000 shares of common stock outstanding as of February 25, 2004.


                    CERTAIN BENEFICIAL OWNERS
                     ------------------------

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
----------------------------   -------------------     -------------------
Compass Equity Partners             500,000                   8.1%
369 East 900 South
Salt Lake City, Utah 84111

First Equity Holdings Corp.         500,000                   8.1%
2157 S. Lincoln Street
Salt Lake City, UT 84106

M. Jeanne Ball                      400,000                   6.5%
6071 Aries Drive
Salt Lake City, Utah 84118

Anita Patterson                     400,000                   6.5%
588 No. West Capital
Salt Lake City, Utah 84103

                            MANAGEMENT
                            ----------

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
-----------------------------  -------------------     -------------------

John W. Peters                      650,000                  10.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

L. Michelle Peters                  450,000                   7.3%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

All executive officers and
 directors as a group             1,100,000                  17.9%



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

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed February 20, 2001)
3.2      Bylaws of Cancer Capital Corp. (Incorporated by reference to exhibit
         3.2 to Form 10-SB, filed February 20, 2001)
31.1     Principal Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

Reports on 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,121 for the year ended December 31, 2002 and $1,239 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 12, 2004              CANCER CAPITAL CORP.

                                  /s/ John W. Peters
                              By: ___________________________________
                                  John W. Peters
                                  President, Principal Executive
                                  and Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                   /s/ L. Michelle Peters
Date: March 12, 2004          By: _______________________________________
                                  L. Michelle Peters
                                  Secretary/Treasurer and Director