Form 10QSB
period 2004-09-30
CANCER CAPITAL CORP
filed 2004-11-12
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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

As of October 20, 2004 Cancer Capital Corp. had 6,150,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operation................................................8

Item 3.  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................9

Signatures................................................................9






                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                       Cancer Capital Corp.

                       Financial Statements

                        September 30, 2004

                       Cancer Capital Corp.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                   September 30   December 31
                                                       2004           2003
                                                 --------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                             $        3,853  $        616
                                                 --------------- -------------

  TOTAL ASSETS                                   $        3,853  $        616
                                                 =============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                 $        5,000  $      5,000
Advances Payable                                          5,000             -
                                                 --------------- -------------

  Total Liabilities                                      10,000         5,000
                                                 --------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  6,150,000 shares issued and outstanding                 6,150         6,150

Additional Paid-in Capital                               47,050        47,050

Deficit Accumulated During the Development Stage        (59,347)      (57,584)
                                                 --------------- -------------

  Total Stockholders' Equity (deficit)                   (6,147)       (4,384)
                                                 --------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $        3,853  $        616
                                                 =============== =============







                             Cancer Capital Corp.
                          (Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   April 11,
                               ended         ended         ended         ended         1997
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------

REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative              508             -         1,763         1,229        59,347
                               ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                      508             -         1,763         1,229        59,347
                               ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $       (508) $          -  $     (1,763) $     (1,229) $    (59,347)
                               ============= ============= ============= ============= =============

NET LOSS PER SHARE             $          -  $          -  $          -  $          -  $      (0.01)
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     6,150,000     5,150,000     6,150,000     5,150,000     4,996,024
                               ============= ============= ============= ============= =============












                             Cancer Capital Corp.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                               From
                                                                               Inception on
                                                    For the nine months ended  April 11, 1997
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                         $     (1,763) $     (1,229) $     (59,347)
  Less Non-cash Items:
  Increase in Accounts Payable                                -             -          5,000
  Shares issued for services                                  -             -         17,200
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities       (1,763)       (1,229)       (37,147)
                                                   ------------- ------------- --------------

Cash Flows from Investing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Financing Activities
  Cash received from advances                             5,000             -          5,000
  Common stock issued for cash                                -             -         36,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities        5,000             -         41,000
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                               3,237        (1,229)         3,853

Cash and Cash Equivalents at Beginning of Period            616         1,861              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $      3,853  $        632  $       3,853
                                                   ============= ============= ==============

Supplemental Cash Flow Information:

Stock issued for services                          $          -  $          -  $      17,200


Cash Paid For:

    Interest                                       $          -  $          -  $           -
    Income Taxes                                   $          -  $          -  $           -






                                       6






                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
--------

Cancer Capital Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

As of September 30, 2004 we had $3,853 cash on hand and total current liabilities of $10,000. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


                        CANCER CAPITAL CORP.

                                    /S/ John W. Peters
Dated: November 10, 2004            _________________________________________
                                    John W. Peters
                                    President, Principal Executive Officer,
                                    Principal Financial Officer, and Director