Form 10KSB
period 2004-12-31
CANCER CAPITAL CORP
filed 2005-03-30
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-32363


                       CANCER CAPITAL CORP.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                                  91-1803648
    -----------------------             ----------------------------------
   (State of incorporation)            (I.R.S. Employer Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah              84106
--------------------------------------------            ----------
(Address of principal executive offices)                (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

As of March 3, 2005 the registrant had 6,150,000 shares of common stock outstanding. A market value of the 4,050,000 shares of voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property.............................................5
Item 3.  Legal Proceedings...................................................5
Item 4.  Submission of Matters to a Vote of Security Holders.................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............5
Item 6.  Plan of Operation...................................................6
Item 7.  Financial Statements................................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................17
Item 8A. Controls and Procedures............................................17
Item 8B. Other Information..................................................17

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act..................17
Item 10. Executive Compensation.............................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................18
Item 12. Certain Relationships and Related Transactions.....................19
Item 13. Exhibits...........................................................19
Item 14. Principal Accountant Fees and Services.............................19
Signatures..................................................................21


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

                              PART I
                              ------

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

We were incorporated in the state of Nevada on April 11, 1997, to develop an alternative medical waste treatment and processing equipment system. We were unsuccessful in our efforts and are inactive at this time.

Our Plan

We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of thee date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Cancer Capital and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between Cancer Capital and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..      the quality of the business opportunity's management and personnel,
..      the anticipated acceptability of its new products or marketing concept,
..      the merit of its technological changes,
..      the perceived benefit that it will derive from becoming a publicly held entity, and
..      numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies seeking merger candidates, many of which may have more funds available for such transactions.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.

                 ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.


                             PART II
                             -------

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

Our common stock is not listed on a public market as of the date of this filing. We have approximately 38 stockholders of record holding 6,150,000 common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

                    ITEM 6.  PLAN OF OPERATION

At December 31, 2004 we had $3,706 cash, total liabilities of $10,160, and we have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

                   ITEM 7. FINANCIAL STATEMENTS








                       Cancer Capital Corp.

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report ............................................F-3

Balance Sheets ..........................................................F-4

Statements of Operations ................................................F-5

Statements of Stockholders' Equity ......................................F-6

Statements of Cash Flows ................................................F-7

Notes to the Financial Statements .......................................F-8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Cancer Capital Corp.:

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and from inception April 11, 1997 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception April 11, 1997 through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah 84010
March 4, 2005

                       Cancer Capital Corp.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                                                          December 31
                                                  ---------------------------
                                                        2004         2003
                                                  ------------- -------------
CURRENT ASSETS

  Cash (Note 1)                                   $      3,706  $        616
                                                  ------------- -------------

    TOTAL ASSETS                                  $      3,706  $        616
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable - related party                $      5,000  $      5,000
  Accounts Payable - other                               5,160             -
                                                  ------------- -------------

    Total Liabilities                                   10,160         5,000

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; 20,000,000
    shares authorized; 6,150,000 shares
    issued and outstanding                               6,150         6,150
  Additional Paid in Capital                            47,050        47,050
  Deficit Accumulated during the development stage     (59,654)      (57,584)
                                                  ------------- -------------

    Total Stockholders' Equity (deficit)                (6,454)       (4,384)
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      3,706  $        616
                                                  ============= =============



The accompanying notes are an integral of these financial statements.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statements of Operations


                                                                From
                                                                Inception on
                                       For the years ended      April 11,
                                          December 31,          1997 to
                                    --------------------------- Dec. 31,
                                         2004         2003      2004
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -
                                    ------------- ------------- -------------
EXPENSES
  General & Administrative                 2,070        11,245        59,654
                                    ------------- ------------- -------------

    Total Expenses                         2,070        11,245        59,654
                                    ------------- ------------- -------------

Net Loss                            $     (2,070) $    (11,245) $    (59,654)
                                    ============= ============= =============

Net Loss Per Share                  $      (0.00) $      (0.00) $      (0.01)
                                    ============= ============= =============

Weighted average shares outstanding    6,150,000     5,193,836     5,033,658
                                    ============= ============= =============




The accompanying notes are an integral part of these financial statements.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 11, 1997 through December 31, 2004

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,400)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997   4,700,000       4,700      31,500       (22,400)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998   4,700,000       4,700      31,500       (32,300)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,300)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999   4,700,000       4,700      31,500       (33,600)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     250,000         250       4,750             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (7,600)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001   5,150,000       5,150      38,050       (41,200)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,139)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002   5,150,000       5,150      38,050       (46,339)

Common stock issued for
 services at $.01 per share   1,000,000       1,000       9,000             -

Net (loss) for the year
  ended December 31, 2003             -           -           -       (11,245)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003   6,150,000       6,150      47,050       (57,584)

Net (loss) for the year
  ended December 31, 2004             -           -           -        (2,070)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2004   6,150,000  $    6,150  $   47,050  $    (59,654)
                           ============= =========== =========== =============








The accompanying notes are an integral part of these financial statements.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                                From
                                                                Inception on
                                       For the years ended      April 11,
                                          December 31,          1997 through
                                    --------------------------- December 31,
                                         2004         2003      2004
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $     (2,070) $    (11,245) $    (59,654)
  Adjustments for non-cash items:
    Increase in Accounts Payable           5,160             -        10,160
    Shares issued for services                 -        10,000        17,200
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                     3,090        (1,245)      (32,294)
                                    ------------- ------------- -------------

Cash Flows from Investing Activities:          -             -             -
                                    ------------- ------------- -------------
  Net Cash Provided (Used) in
  Investing Activities                         -             -             -
                                    ------------- ------------- -------------
Cash Flows from Financing Activities:
  Issued common stock for cash                 -             -        36,000
                                    ------------- ------------- -------------
  Net cash Provided by
  Financing Activities                         -             -        36,000
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                3,090        (1,245)        3,706

Cash - beginning of period                   616         1,861             -
                                    ------------- ------------- -------------

Cash - end of period                $      3,706  $        616  $      3,706
                                    ============= ============= =============
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -

NonCash Financing Activities

  During 1997, 200,000 shares of common stock were issued at $.001 per share for services

  During 2000, 200,000 and 250,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively

  During 2003, 1,000,000 shares of common stock were issued for services at $.01 per share


The accompanying notes are an integral part of these financial statements.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

c.  Earnings (Loss) Per Share

                                        Income (loss)   Shares     Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------ ------------- ----------
For the year ended December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $   ( 2,070)    6,150,000  $   (0.00)
                                        ============ ============= ===========
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $   (11,245)    5,193,836  $   (0.00)
                                        ============ ============= ==========
From inception on April 11, 1997 to
 December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $   (59,654)    5,033,658  $   (0.01)
                                        ============ ============= ==========

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $59,654 which will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2004 and 2003:
                                                       December 31,
                                                  2004           2003
                                               ------------- -------------
Deferred tax asset:
   NOL carryforward                            $     20,282  $     19,579

   Valuation allowance                              (20,282)      (19,579)
                                               ------------- -------------

                                               $          -  $          -
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

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has minimal assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003


NOTE 4 - Related Party Transactions

As of the year ended December 31, 2004, the Company has incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.


NOTE 5 - Stockholders' Equity

During 2003, the Company issued 1,000,000 shares of common stock, for services rendered valued at $10,000 (or $.01 per share).

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors .

                ITEM 8A.  CONTROLS AND PROCEDURES

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

                    ITEM 8B. OTHER INFORMATION

None.


                             PART III
                             --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. John and Michelle Peters are married.


Name               Age    Position Held                    Director Since
------------------ ------ -------------------------------- ---------------
John W. Peters      53    President and Director            April 1997
L. Michelle Peters  52    Secretary/Treasurer and Director  April 1997

John W. Peters: Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. Prior to 1995 he was employed as Earth Products' operations manager. He also is a director of Bingham Canyon Corporation, Skinovation Pharmaceutical Incorporated and Suncrest Global Energy Corp., which are development stage reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. We believe no filings were required to be filed during 2004.

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

                 ITEM 10. EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 during the past three fiscal years. John W. Peters, who acts in the capacity similar to Chief Executive Officer did not receive any compensation during the year ended December 31, 2004. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 6,150,000 shares of common stock outstanding as of March 3, 2005.

                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock          Percentage of Class
--------------------------------   -------------------   -------------------
Compass Equity Partners             500,000               8.1%
369 East 900 South
Salt Lake City, Utah 84111

First Equity Holdings Corp.         500,000               8.1%
2157 S. Lincoln Street
Salt Lake City, UT 84106

M. Jeanne Ball                      400,000               6.5%
6071 Aries Drive
Salt Lake City, Utah 84118

Anita Patterson                     400,000               6.5%
588 NO West Capital
Salt Lake City, Utah 84103


                            MANAGEMENT
                           -----------

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock            Percentage of Class
-------------------------------   ---------------------   -------------------
John W. Peters                      650,000                10.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

L. Michelle Peters                  450,000                 7.3%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

All executive officers and
 directors as a group               1,100,000              17.9%



     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.


                        ITEM 13. EXHIBITS

No.   Description
----- ----------------------------------------------------------------------
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed September 18, 2000.)
3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed September 18, 2000.)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,239 for fiscal year ended 2003 and $1,352 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 25, 2005                   CANCER CAPITAL CORP.


                                       /s/ John W. Peters
                                    By:_______________________________
                                       John W. Peters
                                       President



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                       /s/ John W. Peters
Date: March 25, 2005                   ______________________________________
                                       John W. Peters
                                       Principal Executive Officer
                                       Principal Financial Accounting Officer



                                       /s/ L. Michelle Peters
Date: March 25, 2005                   _____________________________________
                                       L. Michelle Peters
                                       Secretary/Treasurer and Director