Form 10QSB
period 2005-06-30
CANCER CAPITAL CORP
filed 2005-08-09
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

As of July 27, 2005, Cancer Capital Corp. had 6,150,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Plan of Operation.................................................8

Item 3.  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9










                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                       Cancer Capital Corp.

                       Financial Statements

                          June 30, 2005

                       Cancer Capital Corp.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                  June 30      December 31
                                                    2005          2004
                                                ------------- -------------
                                                 (Unaudited)
CURRENT ASSETS

Cash                                            $      2,112  $      3,706
                                                ------------- -------------

  TOTAL ASSETS                                  $      2,112  $      3,706
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                $      5,000  $      5,000
Accounts Payable - other                               5,200         5,160
                                                ------------- -------------

  Total Liabilities                                   10,200        10,160
                                                ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  6,150,000 shares issued and outstanding              6,150         6,150

Additional Paid-in Capital                            47,050        47,050

Deficit Accumulated During the Development Stage     (61,288)      (59,654)
                                                ------------- -------------

  Total Stockholders' Equity (deficit)                (8,088)       (6,454)
                                                ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      2,112  $      3,706
                                                ============= =============

                       Cancer Capital Corp.
                   (Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    April 11,
                            months ended   months ended   months ended   months ended   1997
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------

REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative            734          1,255          1,634          1,255         61,288
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                    734          1,255          1,634          1,255         61,288
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $        (734) $      (1,255) $      (1,634) $      (1,255) $     (61,288)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.01)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   6,150,000      6,150,000      6,150,000      6,150,000      5,100,966
                            ============== ============== ============== ============== ==============



                                        5







                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                    From
                                                                    Inception on
                                                                    April 11,
                                         For the six months ended   1997
                                                 June 30,           Through
                                      ----------------------------- June 30,
                                            2005          2004      2005
                                      -------------- -------------- --------------
Cash Flows from Operating Activities
  Net Loss                            $      (1,634) $      (1,255) $     (61,288)
  Less Non-cash Items:
  Increase in Accounts Payable                   40              -         10,200
  Shares issued for services                      -              -         17,200
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                       (1,594)        (1,255)       (33,888)
                                      -------------- -------------- --------------

Cash Flows from Investing Activities              -              -              -
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                            -              -              -
                                      -------------- -------------- --------------
Cash Flows from Financing Activities
  Common stock issued for cash                    -              -         36,000
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                            -          5,000         36,000
                                      -------------- -------------- --------------

Increase (Decrease) in Cash                  (1,594)         3,745          2,112

Cash and Cash Equivalents at
 Beginning of Period                          3,706            616              -
                                      -------------- -------------- --------------
Cash and Cash Equivalents at
 End of Period                        $       2,112  $       4,361  $       2,112
                                      ============== ============== ==============
Supplemental Cash Flow Information:

Stock issued for services             $           -  $           -  $      17,200

Cash Paid For:
  Interest                            $           -  $           -  $           -
  Income Taxes                        $           -  $           -  $           -








                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2005


GENERAL
-------

Cancer Capital Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of June 30, 2005, we had $2,112 cash on hand and total current liabilities of $10,200. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.



ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                     CANCER CAPITAL CORP.


                                      /s/ John W. Peters
Dated: August 8, 2005             By ________________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director