Form 10QSB
period 2006-03-31
CANCER CAPITAL CORP
filed 2006-05-11
CIK 1130889

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006

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

As of May 1, 2006, Cancer Capital Corp. had 6,150,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9





                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period.

                       Cancer Capital Corp.

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2006

                       Cancer Capital Corp.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                              ------

                                                      March 31    December 31
                                                        2006          2005
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $      1,254  $      1,280
                                                   ------------- -------------

  TOTAL ASSETS                                     $      1,254  $      1,280
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

Accounts Payable - related party                   $      9,750  $      9,750
Accounts Payable - other                                  5,255         5,000
                                                   ------------- -------------

  Total Liabilities                                      15,005        14,750
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 6,150,000 shares issued and outstanding      6,150         6,150

Additional Paid-in Capital                               47,050        47,050

Deficit Accumulated During the Development Stage        (66,951)      (66,670)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (13,751)      (13,470)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      1,254  $      1,280
                                                   ============= =============

                       Cancer Capital Corp.
                   (Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                From
                                                                Inception on
                                For the         For the         April 11,
                                three months    three months    1997
                                ended March 31, ended March 31, to March 31,
                                2006            2005            2006
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                 281             900         66,951
                                --------------- --------------- --------------

    TOTAL EXPENSES                         281             900         66,951
                                --------------- --------------- --------------

NET INCOME (LOSS)               $         (281) $         (900) $     (66,951)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.01)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                        6,150,000       6,150,000      5,188,706
                                =============== =============== ==============

                       Cancer Capital Corp.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 Inception on
                                      For the three months ended April 11,
                                                March 31,        1997 Through
                                      -------------------------- March 31,
                                           2006         2005     2006
                                      ------------- ------------ -------------
Cash Flows from Operating Activities
  Net Loss                            $       (281) $      (900) $    (66,951)
  Less Non-cash Items:
  Increase in Accounts Payable                 255          740        15,005
  Shares issued for services                     -            -        17,200
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                         (26)        (160)      (34,746)
                                      ------------- ------------ -------------

Cash Flows from Investing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -             -
                                      ------------- ------------ -------------
Cash Flows from Financing Activities
  Common stock issued for cash                   -            -        36,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -        36,000
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                    (26)        (160)        1,254

Cash and Cash Equivalents at
 Beginning of Period                         1,280        3,706             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
 End of Period                        $      1,254  $     3,546  $      1,254
                                      ============= ============ =============

Supplemental Cash Flow Information:

  Stock issued for services           $          -  $         -  $     17,200

Cash Paid For:

  Interest                            $          -  $         -  $          -
  Income Taxes                        $          -  $         -  $          -

                       Cancer Capital Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL
-------

Cancer Capital Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31,2006, we had $1,254 cash on hand and total current liabilities of $15,005. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. We have relied on third parties and related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                    CANCER CAPITAL CORP.


                                    /s/ John W. Peters
Dated: May 10, 2006             By: ________________________________________
                                    John W. Peters
                                    President, Principal Executive Officer,
                                    Principal Financial Officer, and Director