Form 10KSB
period 2006-12-31
CANCER CAPITAL CORP
filed 2007-03-30
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

Commission file number 000-32363

CANCER CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	91-1803648 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip code)

Issuer’s telephone number, including area code: (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes [ X ]   No [   ]

State issuer’s revenue for its most recent fiscal year: None

As of February 22, 2007, the registrant had 6,150,000 shares of common stock outstanding.  A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

5

Item 3.  Legal Proceedings

5

Item 4.  Submission of Matters to a Vote of Security Holders

 5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 5

Item 6.  Management’s Discussion and Analysis or Plan of Operation

6

Item 7.  Financial Statements

7

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 8A.  Controls and Procedures

18

Item 8B. Other Information

18

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

18

Item 10. Executive Compensation

19

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

19

Item 12.  Certain Relationships and Related Transactions, and Director Independence

 21

Item 13.  Exhibits

21

Item 14.  Principal Accountant Fees and Services

21

Signatures

22

In this annual report references to “Cancer Capital,” “we,” “us,” and “our” refer to Cancer Capitol Corp.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Cancer Capital.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 9, below.)  Our management has had limited experience with acquisitions or mergers of business opportunities and has not been involved with an initial public offering.  Due to our management’s inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

$

the quality of the business opportunity’s management and personnel,

$

the anticipated acceptability of its new products or marketing concept,

$

the merit of its technological changes,

$

the perceived benefit that it will derive from becoming a publicly held entity, and

$

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity.  Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potential business opportunities may occur in many different industries and at various stages of development.  Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex.  Potential investors must recognize that because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on a public market as of the date of this filing.

Holders and Dividends

We have approximately 38 stockholders of record holding 6,150,000 common shares.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses since our inception.  Our independent accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  At December 31, 2006, we had $2,673 cash and total liabilities of $23,350.  Our liabilities are related to legal, accounting and professional services required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and have historically relied on related parties to pay for these costs on our behalf.  These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future.  We may pay for these advances by converting the debt into common stock.

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

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

Cancer Capital Corp.

(A Development Stage Company)

Financial Statements

December 31, 2006 and 2005

CONTENTS

Report of Independent Registered Public Accounting Firm

8

Balance Sheets

9

Statements of Operations

10

Statements of Stockholders’ Equity

11

Statements of Cash Flows

12

Notes to the Financial Statements

13

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cancer Capital Corp.:

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and from April 11, 1997 (inception), through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp.  (a development stage company) as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and from April 11, 1997 (inception), through December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah 84010

February 16, 2007

Member of AICPA, UACPA & Registered with PCAOB

‘

Cancer Capital Corp.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31
	2006	2005

CURRENT ASSETS

Cash	$ 2,673	$ 1,280
Total Current Assets	2,673	1,280

TOTAL ASSETS	2,673	1,280

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party	9,750	9,750
Accounts Payable	13,600	5,000
Total Current Liabilities	23,350	14,750

Total Liabilities	23,350	14,750

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000 shares
authorized; 19,150,000 shares issued and outstanding	6,150	6,150

Additional Paid-in Capital	47,050	47,050

Deficit Accumulated during the development stage	(73,877)	(66,670)

Total Stockholders' Equity (deficit)	(20,677)	(13,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 673	$ 1,280

The accompany notes are an integral part of these financial statements.

Cancer Capital Corporation
(A Development Stage Company)
Statements of Operations

	For the Years Ended		From Inception on
	December 31		April 11, 1997
	2006	2005	to Dec. 31, 2006

REVENUES	$ -	$ -	$ -

EXPENSES

General & Administrative	7,207	7,016	73,877

TOTAL EXPENSES	7,207	7,016	73,877

Net Operating Loss	(7,207)	(7,016)	(73,877)

LOSS BEFORE TAXES	(7,207)	(7,016)	(73,877)

TAXES	-	-	-

NET LOSS	$ (7,207)	$ (7,016)	$ (73,877)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	6,150,000	6,150,000	5,263,151

The accompanying notes are an integral part of these financial statements

Cancer Capital Corp.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on April 11, 1997 through December 31, 2006
				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During the
	Shares	Amount	Capital	Development Stage

Common stock, issued at inception for cash at
$.001 per share	1,000,000	$ 1,000	$ -	$ -
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,400)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,400)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(32,300)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,300)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,600)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	250,000	250	4,750	-
Net (loss) for the year ended December 31, 2000	-	-	-	(7,600)
Balance - December 31, 2000	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,150,000	5,150	38,050	(46,339)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,245)
Balance - December 31, 2003	6,150,000	6,150	47,050	(57,584)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,070)
Balance - December 31, 2004	6,150,000	6,150	47,050	(59,654)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,016)
Balance - December 31, 2005	6,150,000	6,150	47,050	(66,670)
Net (loss) for the year ended December 31, 2006	-	-	-	(7,207)
Balance - December 31, 2006	6,150,000	$ 6,150	$ 47,050	$ (73,877)

The accompanying notes are an integral part of these financial statements

Cancer Capital Corp.
(Development Stage Company)
Statements of Cash Flows

			From Inception on
	For the years ended		April 11, 1997
	December 31,		Through
	2005	2004	December 31, 2005

Cash Flows from Operating Activities

Net Loss	$ (7,207)	$ (7,016)	$ (73,877)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	17,200
Common stock issued for services rendered
Changes in assets and liabilities:
Increase in Accounts Payable & Accrued Expenses	8,600	4,590	23,350

Net Cash Provided (Used) by Operating Activities	1,393	(2,426)	(33,327)

Cash Flows from Investing Activities:	-	-	-

Net Cash Provided (Used) in Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issued common stock for cash	-	-	36,000

Net cash Provided by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	1,393	(2,426)	2,673

Cash - beginning of period	1,280	3,706	-

Cash - end of period	$ 2,673	$ 1,280	$ 2,673

Supplemental Cash Flow Information:

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financials statements.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

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

b.

Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS )”SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collect ability is reasonably assured.

.

c.

Loss Per Share

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2006:

Basic EPS
Loss to common stockholders	$ (7,207)	6,150,000	$ (0.00)

For the year ended December 31, 2005:

Basic EPS
Loss to common stockholders	$ (7,016)	6,150,000	$ (0.00)

From inception on April 11, 1997 to
December 31, 2006:

Basic EPS
Loss to common stockholders	$ (73,877)	5,263,151	$ (0.01)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 1 - Summary of Significant Accounting Policies (continued)

d.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling $73,877 which will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax asset:
NOL carryforward	$ 25,118	$ 22,668

Valuation allowance	(25,118)	(22,668)
	$ -	$ -

The Company utilized the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

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

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE 4 - Related Party Transactions

As of the year ended December 31, 2004, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp.  An officer of the Company is also an employee of First Equity Holdings Corp.

As of the year ended December 31, 2005, the Company incurred $4,750 of professional fees payable to professionals affiliated with First Equity Holdings Corp.  An officer of the Company is also an employee of First Equity Holdings Corp.

There were no related party transactions during the year ended December 31, 2006.

NOTE 5 - Stockholders’ Equity

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

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 6 - Recent Pronouncements

In May, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections,   which is a replacement of APB Opinion No. 20 Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for financial statements for fiscal years beginning after December 15, 2005.   The adoption of SFAS No. 154 will not have any impact on the Company’s financial statements.

In February, 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 155 will not have any impact on the Company’s financial statements

In March, 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006.  The Adoption of SFAS No. 155 will not have any impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS” (“SFAS”).   While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any impact on its financial position, results of operations or cash flows.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 6 - Recent Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132 (R)” (“SFAS 158").  SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.  The funded status of a plan is measured as the difference between plan assets as fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated portretirement benefit obligation for other postretirement plans.  SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles.  In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006.  Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007.  The Company does not anticipate that the adoption of SFAS 158 will have any impact on its financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Since
John W. Peters	55	President and Director	April 1997
L. Michelle Peters	54	Secretary/Treasurer and Director	April 1997

John W. Peters:  Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property management company.  Since 1995 to 2006 he served as President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company.  Prior to 1995 he was employed as Earth Products’ operations manager.  He also is a director of Bingham Canyon Corporation, Skinovation Pharmaceutical Incorporated and Suncrest Global Energy Corp., which are development stage reporting companies.  His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice-President of Sales and Marketing for Comco Communications Corp. in California.  Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

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

Audit Committee

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.  Our entire board acts as our audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed during 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our President, John W. Peters, who serves in a capacity similar to principal executive officer, did not receive compensation during the year ended December 31, 2006.  None of our other named executive officers received any cash or non-cash compensation during the past fiscal year or had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 6,150,000 shares of common stock outstanding as of February 22, 2007.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Compass Equity Partners 369 East 900 South Salt Lake City, Utah 84111	500,000	8.1%
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	500,000	8.1%
M. Jeanne Ball 6071 Aries Drive Salt Lake City, Utah 84118	400,000	6.5%
Anita Patterson 588 NO West Capital Salt Lake City, Utah 84103	400,000	6.5%

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
John W. Peters 2157 S. Lincoln Street Salt Lake City, Utah 84106	650,000	10.6%
L. Michelle Peters 2157 S. Lincoln Street Salt Lake City, Utah 84106	450,000	7.3%
Directors and officers as a group	1,100,000	17.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).

ITEM 13. EXHIBITS

No.

Description

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

Principal Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2005	2006
Audit fees	$ 1,562	$ 1,826
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

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

Date: March 27, 2007

CANCER CAPITAL CORP.

By: /s/ John W. Peters

      John W. Peters

      President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2007

 /s/ John W. Peters

  John W. Peters

  Principal Executive Officer

  Principal Financial and Accounting Officer

Date: March 27, 2007

 /s/ L. Michelle Peters

  L. Michelle Peters

  Secretary/Treasurer and Director

22