Form 10-Q
period 2010-03-31
CANCER CAPITAL CORP
filed 2010-05-17
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 6,150,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

March 31, 2010

Cancer Capital Corp.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 2,394	$ 1,230
Total Current Assets	2,394	1,230

TOTAL ASSETS	$ 2,394	$ 1,230

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable - related party	$ 9,750	$ 9,750
Accounts Payable	36,296	32,100
Total Current Liabilities	46,046	41,850

Total Liabilities	46,046	41,850

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional Paid-in Capital	47,050	47,050
Deficit Accumulated During the Development Stage	(96,852)	(93,820)

Total Stockholders' Deficit	(43,652)	(40,620)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,394	$ 1,230

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.
(Development Stage Company)
Statements of Operations
(Unaudited)
			From
			Inception on
			April 11, 1997
	For the three months ended March 31,		to March 31,
	2010	2009	2010

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	3,032	2,472	96,852

TOTAL EXPENSES	3,032	2,472	96,852

Net Operating Loss	(3,032)	(2,472)	(96,852)

LOSS BEFORE TAXES	(3,032)	(2,472)	(96,852)

TAXES	-	-	-

NET LOSS	$ (3,032)	$ (2,472)	$ (96,852)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements

Cancer Capital Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			April 11, 1997
	For the three months ended		Through
	March 31,		March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net Loss	$ (3,032)	$ (2,472)	$ (96,852)
Adjustment to reconcile net loss to cash provided (used) by operating activities:	-	-	-
Common stock issued for services rendered	-	-	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	4,196	2,282	46,046

Net Cash Used by Operating Activities	1,164	(190)	(33,606)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Common stock issued for cash	-	-	36,000

Net Cash Provided by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	1,164	(190)	2,394

Cash and Cash Equivalents at Beginning of Period	1,230	1,539	-

Cash and Cash Equivalents at End of Period	$ 2,394	$ 1,349	$ 2,394

Supplemental Cash Flow Information:

Stock issued for services	$ -	$ -	$ 17,200

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

  Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At March 31, 2010, we had $2,394 in cash and had total liabilities of $46,046 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

CANCER CAPITAL CORP. By: /s/John W. Peters John W. Peters President and Director Principal Financial Officer	Date: May 13, 2010

9