Form 10-Q
period 2010-09-30
CANCER CAPITAL CORP
filed 2010-11-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 26, 2010 was 6,150,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Condensed Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

September 30, 2010

Cancer Capital Corp. (A Development Stage Company) Condensed Balance Sheets (unaudited)
	SEP 30, 2010	DEC 31, 2009

ASSETS
CURRENT ASSETS
Cash	$4,390	$1,230
Total current assets	4,390	1,230
Total assets	$4,390	$1,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$9,750	$9,750
Accounts payable	40,000	32,100
Total current liabilities	49,750	41,850
Total liabilities	49,750	41,850
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(98,560)	(93,820)
Total stockholders' deficit	(45,360)	(40,620)
Total liabilities and stockholders' deficit	$4,390	$1,230

Cancer Capital Corp. (Development Stage Company) Condensed Statements of Operations (Unaudited)
	JUL 1, 2010 TO SEP 30, 2010	JUL 1, 2009 TO SEP 30, 2009	JAN 1, 2010 TO SEP 30, 2010	JAN 1, 2009 TO SEP 30, 2009	FROM INCEPTION ON APR 11, 1997 TO SEP 30, 2010

Revenues	$--	$--	$--	$--	$--

Expenses
General and administrative	759	783	4,740	4,026	98,560
Total expenses	759	783	4,740	4,026	98,560

Net operating loss	(759)	(783)	(4,740)	(4,026)	(98,560)

Loss before taxes	(759)	(783)	(4,740)	(4,026)	(98,560)
Taxes	--	--	--	--	--

Net loss	$(759)	$(783)	$(4,740)	$(4,026)	$(98,560)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

Cancer Capital Corp. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
	JAN 1, 2010 TO SEP 30, 2010	JAN 1, 2009 TO SEP 30, 2009	FROM INCEPTION ON APR 11, 1997 TOSEP 30, 2010

Cash Flows from Operating Activities
Net Loss	$(4,740)	$(4,026)	$(98,560)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	--	--	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	7,900	4,500	49,750
Net cash used by operating activities	3,160	474	(31,610)

Cash Flows from Investing Activities
Net cash provided by investing activities	--	--	--

Cash Flows from Financing Activities
Common stock issued for cash	--	--	36,000
Net cash provided by financing activities	--	--	36,000

Increase (decrease) in cash	3,160	474	4,390

Cash and cash equivalents at beginning of period	1,230	1,539	--

Cash and cash equivalents at end of period	$4,390	$2,013	$4,390

Supplemental Cash Flow Information:

Stock issued for services	$--	$--	$17,200

Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2010

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities.  Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At September 30, 2010, we had $4,390 in cash and had total liabilities of $49,750 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, is responsible to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that the lack of an adequate control environment constituted a deficiency in our disclosure controls and procedures.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 9, 2010	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

9