Form 10-Q
period 2011-03-31
CANCER CAPITAL CORP
filed 2011-05-06
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of April 22, 2011 was 6,150,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 5.  Other Information

9

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of results to be expected for any subsequent period.

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

March 31, 2011

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

	MAR 31, 2011	DEC 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,591	$2,007
Total current assets	6,591	2,007
Total assets	$6,591	$2,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$9,750	$9,750
Accounts payable	46,600	38,600
Total current liabilities	56,350	48,350
Total liabilities	56,350	48,350

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(102,959)	(99,543)
Total stockholders' deficit	(49,759)	(46,343)
Total liabilities and stockholders' deficit	$6,591	$2,007

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2011

Revenues	$0	$0	$0

Expenses
General and administrative	3,416	3,032	102,959
Total expenses	3,416	3,032	102,959

Net operating loss	(3,416)	(3,032)	(102,959)

Loss before taxes	(3,416)	(3,032)	(102,959)

Taxes	0	0	0

Net loss	$(3,416)	$(3,032)	$(102,959)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2011

Cash Flows from Operating Activities
Net Loss	$(3,416)	$(3,032)	$(102,959)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services	0	0	17,200
Changes in liabilities:
Increase in accounts payable and accrued expenses	8,000	4,196	56,350
Net cash provided (used) by operating activities	4,584	1,164	(29,409)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (decrease) in cash	4,584	1,164	6,591

Cash and cash equivalents at beginning of period	2,007	1,230	0

Cash and cash equivalents at end of period	$6,591	$2,394	$6,591

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements

  Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

In this report references to “Cancer Capital,” “the Company,” “we,” “us,” and “our” refer to Cancer Capital Corp.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At March 31, 2011 we had $6,591 in cash and total liabilities of $56,350.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We anticipate that we will sell our common stock to raise this additional capital.  We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Accounts payable and accrued expenses have increased by $8,000 for the 2011 first quarter as a result of services and costs of our operations.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

During the 2011 and 2010 first quarters we had no revenues.  General and administrative expense increased from $3,032 for the 2010 first quarter as compared to $3,416 for the 2011 first quarter.  As a result, our net loss also increased for the 2011 first quarter.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Item 4.01 Changes in Registrant’s Certifying Accountant

As reported in our Current Report on Form 8-K, on February 2, 2011, the Company dismissed Chisholm, Bierwolf, Nilson & Morrill, LLC as our independent registered public accounting firm.   On April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC.  The PCAOB stated that the revocation was based upon Chisholm, Bierwolf, Nilson & Morrill, LLC and certain firm members’ violation of PCAOB rules, quality control standards and auditing standards in connection with the audits of three issuer clients between 2006 and 2007 and two issuer clients between 2007 and 2008.  Accordingly, the Company may not include the audit reports or consents of Chisholm, Bierwolf, Nilson & Morrill, LLC in our filings with the Securities and Exchange Commission.

We provided a copy of this Form 10-Q to Chisholm, Bierwolf, Nilson & Morrill, LLC prior to filing this report and we requested that Chisholm, Bierwolf, Nilson & Morrill, LLC furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in this report.  Chisholm, Bierwolf, Nilson & Morrill, LLC has furnished the requested letter and it is attached as exhibit 16.

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

16.1

Letter of agreement from Chisholm, Bierwolf, Nilson & Morrill, LLC, dated May 6, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

10