Form 10-Q
period 2011-09-30
CANCER CAPITAL CORP
filed 2011-10-31
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2011 was 6,150,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 5.  Other Information

9

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of results to be expected for any subsequent period.

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

September 30, 2011

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$897	$2,007
Total current assets	897	2,007
Total assets	$897	$2,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$9,750	$9,750
Accounts payable	43,425	38,600
Total current liabilities	53,175	48,350
Total liabilities	53,175	48,350

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(105,478)	(99,543)
Total stockholders' deficit	(52,278)	(46,343)
Total liabilities and stockholders' deficit	$897	$2,007

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on April 11, 1997 to September 30, 2011

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	1,451	759	5,935	4,740	105,478
Total expenses	1,451	759	5,935	4,740	105,478

Net operating loss	(1,451)	(759)	(5,935)	(4,740)	(105,478)

Loss before taxes	(1,451)	(759)	(5,935)	(4,740)	(105,478)

Taxes	0	0	0	0	0

Net loss	$(1,451)	$(759)	$(5,935)	$(4,740)	$(105,478)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on April 11, 1997 to September 30, 2011

Cash Flows from Operating Activities
Net Loss	$(5,935)	$(4,740)	$(105,478)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services	0	0	17,200
Changes in liabilities:
Increase in accounts payable and accrued expenses	4,825	7,900	53,175
Net cash provided (used) by operating activities	(1,110)	3,160	(35,103)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (Decrease) in cash	(1,110)	3,160	897

Cash and cash equivalents at beginning of period	2,007	1,230	0

Cash and cash equivalents at end of period	$897	$4,390	$897

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Common stock issued for services	$0	$0	$17,200

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2011 we had $897 in cash and total liabilities of $53,175.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.  In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since our inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Accounts payable have increased by $4,825 for the 2011 nine month period compared to December 31, 2010 primarily as a result of costs and services required to file our periodic reports.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and to acquire or enter into a merger with such company.  The type of business opportunity which we acquire or merge with will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 three and nine month periods ended September 30.  General and administrative expense increased from $759 for the 2010 third quarter to $1,451 for the 2011 third quarter primarily as a result of increased fees for preparation and filing of XBRL files with our prior periodic report.  The increased periodic filing costs will likely continue in the short term.  General and administrative expense increased from $4,740 for the 2010 nine month period to $5,935 for the 2011 nine month period.   As a result, our net loss also increased for both the 2011 third quarter and 2011 nine month period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 13, 2011 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “CNCL.”  Additional documentation and information must be provided to FINRA and the OTC Bulletin Board before we may start active trading and as of the date of this filing there has not been any trading activity in our common stock.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, File No. 000-32363, filed February 20, 2001)
3(ii)	Bylaws of Cancer Capital (Incorporated by reference to exhibit 3.2 of Form 10-SB, File No. 000-32363, filed February 20, 2001)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2011	CANCER CAPITAL CORP. By: /s/John W. Peters______________________ John W. Peters President and Director Principal Financial Officer

10