Form 10-K
period 2011-12-31
CANCER CAPITAL CORP
filed 2012-03-28
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of March 8, 2012 was 6,150,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

7

Item 2.  Properties

8

Item 3.  Legal Proceedings

8

Item 4.  Mine Safety Disclosures

9

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

9

Item 6.  Selected Financial Data

9

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         10

Item 8.  Financial Statements and Supplementary Data

11

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        22

Item 9A.  Controls and Procedures

22

Item 9B.  Other Information

22

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

23

Item 11.  Executive Compensation

24

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

24

Item 13.  Certain Relationships and Related Transactions, and Director Independence

25

Item 14.  Principal Accounting Fees and Services

25

PART IV

Item 15.  Exhibits, Financial Statement Schedules

26

Signatures

28

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared to be listed to trade on the OTC Bulletin Board, however, there is no public trading on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $200,000 or more.  These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management or our parent company may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

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

If we acquire a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Research and Development and Environmental Compliance

During the year ended December 31, 2011, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction.  Our common stock is cleared for listing on the OTC Bulletin Board, but is not trading as of the date of this report. Accordingly, there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144.  Any “restricted securities” issued by the Company while we are a shell company cannot be publicly sold for at least one year from the date when we file Form 10 information regarding the business opportunity involved in any acquisition, reorganization or merger that results in the Company no longer being considered a shell company.  In addition we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 13, 2011, we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “CNCL”.  As of the date of this filing there has not been any trading activity in our common stock.

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we have approximately 38 stockholders of record holding 6,150,000 common shares as of March 8, 2012.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2011, we had $161 cash and had total liabilities of $72,406.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and during 2011 we relied primarily upon related parties to provide and pay for professional and operational expenses.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2011, we had $161 cash and we had total liabilities of $72,406 as compared to $2,007 cash and total liabilities of $48,350 at December 31, 2010.  The increase in total liabilities primarily represents $18,500 for consulting services accrued during 2011.  We did not record revenues in either year.  General and administrative expense increased from $5,723 for 2010 to $25,902 for 2011 and reflects increased costs relating to professional services and increased audit fees.  Accordingly, our net loss increased from $5,723 for 2010 to $25,902 for 2011.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

CONTENTS

Reports of Independent Registered Public Accounting Firms

12

Balance Sheets

13

Statements of Operations

14

Statements of Stockholders’ Deficit

15

Statements of Cash Flows

16

Notes to the Financial Statements

17

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2011and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on April 11, 1997  through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2011and 2010 and the results of its operations and cash flows for the years ended December 31, 2011and 2010 and for the period from inception on April 11, 1997 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 23, 2012

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

	DEC 31, 2011	DEC 31, 2010

ASSETS
CURRENT ASSETS
Cash	$161	$2,007
Total current assets	161	2,007
Total assets	$161	$2,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$28,250	$9,750
Accounts payable	44,156	38,600
Total current liabilities	72,406	48,350
Total liabilities	72,406	48,350

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(125,445)	(99,543)
Total stockholders' deficit	(72,245)	(46,343)
Total liabilities and stockholders' deficit	$161	$2,007

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2011	FOR THE YEAR ENDED DEC 31, 2010	FROM INCEPTION ON APR 11, 1997 TO DEC 31, 2011

Revenues	$0	$0	$0

Expenses
General and administrative	25,902	5,723	125,445
Total expenses	25,902	5,723	125,445

Net operating loss	(25,902)	(5,723)	(125,445)

Loss before taxes	(25,902)	(5,723)	(125,445)

Taxes	0	0	0

Net loss	$(25,902)	$(5,723)	$(125,445)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on April 11, 1997 through December 31, 2011
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage
Common stock, issued at inception for cash at
$.001 per share	1,000,000	$1,000	$-	$-
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,400)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,400)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(32,300)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,300)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,600)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	250,000	250	4,750	-
Net (loss) for the year ended December 31, 2000	-	-	-	(7,600)
Balance - December 31, 2000	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,150,000	5,150	38,050	(46,339)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,245)
Balance - December 31, 2003	6,150,000	6,150	47,050	(57,584)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,070)
Balance - December 31, 2004	6,150,000	6,150	47,050	(59,654)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,016)
Balance - December 31, 2005	6,150,000	6,150	47,050	(66,670)
Net (loss) for the year ended December 31, 2006	-	-	-	(7,207)
Balance - December 31, 2006	6,150,000	6,150	47,050	(73,877)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,082)
Balance - December 31, 2007	6,150,000	6,150	47,050	(83,959)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,052)
Balance - December 31, 2008	6,150,000	6,150	47,050	(89,011)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,809)
Balance, December 31, 2009	6,150,000	6,150	$47,050	(93,820)
Net (loss) for the year ended December 31, 2010	-	-	-	(5,723)
Balance, December 31, 2010	6,150,000	6,150	$47,050	(99,543)
Net (loss) for the year ended December 31, 2011	-	-	-	(25,902)
Balance, December 31, 2011	6,150,000	$6,150	$47,050	$(125,445)

The accompanying notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2011	FOR THE YEAR ENDED DEC 31, 2010	FROM INCEPTION ON APR 11, 1997 TO DEC 31, 2011

Cash Flows from Operating Activities
Net Loss	$(25,902)	$(5,723)	$(125,445)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	24,056	6,500	72,406
Net cash provided (used) by operating activities	(1,846)	777	(35,839)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (decrease) in cash	(1,846)	777	161

Cash and cash equivalents at beginning of period	2,007	1,230	0

Cash and cash equivalents at end of period	$161	$2,007	$161

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

	For the Years Ended December 31,
	2011	2010
Net Loss	$ (25,902)	$ (5,723)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

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

December 31, 2011 and 2010

NOTE 1 - Summary of Significant Accounting Policies (continued)

f.

Subsequent Events

 The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

g.

Concentrations of Risk

As of December 31, 2011, two lenders represent in excess of 95% of the Company’s Accounts Payable for the fiscal years ended December 31, 2011 and December 31, 2010.

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

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforward	$ 42,651	$ 33,845
Valuation allowance	(42,651)	(33,845)
	$ 0	$ 0

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 – Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2011	2010
Current Federal tax	$ 0	$ 0
Current State tax	0	0
Change in NOL benefit	8,806	1,946
Change in valuation allowance	(8,806)	(1,946)
	$ 0	$ 0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 125,445 and $ 99,543 as of December 31, 2011 and December 31, 2010, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2011	2010
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$ 0	$ 0

            The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

             The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

              The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 5 – Accounts Payable

For the fiscal year ended December 31, 2011, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

NOTE 6 – Related Party Transactions

As of the year ended December 31, 2004, the Company incurred $5,000 of professional fees payable to First Equity Holdings Corp.

As of the year ended December 31, 2005, the Company incurred $4,750 of professional fees payable to First Equity Holdings Corp.

As of the year ended December 31, 2011, the Company incurred $18,500 of professional fees payable to First Equity Holdings Corp.

NOTE 7 – Stockholders’ Equity

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

There was no stock issued during 2011 and 2010.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 8 – Fair Value of Financial Instruments

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

NOTE 9 – Subsequent Events

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

For the year ended December 31, 2011, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	60	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	59	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

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

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:  (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2011.  None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 8, 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2010 fiscal year we did not engage in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.  During the 2011 fiscal year, First Equity Holdings Corp., a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $18,500.  We have not made any payments on this amount.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid to our independent public registered accounting firm, Morrill & Associates, LLC, in connection with the audit of our financial statements and other professional services rendered by that firm for the past two fiscal years.

	2011	2010
Audit fees	$ 7,500	$ 4,874
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 11 through 21.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation, dated April 11, 1997 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)

Exhibit No.	Description
3(ii)	Bylaws of Cancer Capital (Incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

CANCER CAPITAL CORP.

By:  /s/ John W. Peters

 John W. Peters, President

Date:  March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:  March 26, 2012

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date:  March 26, 2012

28