Form 10-Q
period 2012-03-31
CANCER CAPITAL CORP
filed 2012-05-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2012 was 6,150,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

March 31, 2012

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

	MAR 31, 2012	DEC 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$8,730	$161
Total current assets	8,730	161
Total assets	$8,730	$161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$34,125	$28,250
Accounts payable	56,626	44,156
Total current liabilities	90,751	72,406
Total liabilities	90,751	72,406

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(135,221)	(125,445)
Total stockholders' deficit	(82,021)	(72,245)
Total liabilities and stockholders' deficit	$8,730	$161

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THREE MONTHS ENDED MAR 31, 2012	FOR THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2012

Revenues	$0	$0	$0

Expenses
General and administrative	9,776	3,416	135,221
Total expenses	9,776	3,416	135,221

Net operating loss	(9,776)	(3,416)	(135,221)

Loss before taxes	(9,776)	(3,416)	(135,221)

Taxes	0	0	0

Net loss	$(9,776)	$(3,416)	$(135,221)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THREE MONTHS ENDED MAR 31, 2012	FOR THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2012

Cash Flows from Operating Activities
Net Loss	$(9,776)	$(3,416)	$(135,221)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	18,345	8,000	90,751
Net cash provided (used) by operating activities	8,569	4,584	(27,270)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (decrease) in cash	8,569	4,584	8,730

Cash and cash equivalents at beginning of period	161	2,007	0

Cash and cash equivalents at end of period	$8,730	$6,591	$8,730

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements

  Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues for the past two fiscal years.  At March 31, 2012 we had cash of $8,730 and total liabilities of $90,751.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses.  At March 31, 2012 we had $8,730 cash compared to $161 cash at December 31, 2011 and the increase is primarily related to proceeds from additional loans.   At March 31, 2012 total liabilities increased to $90,751compared to $72,406 at December 31, 2011 and this increase primarily represents additional loans of $10,000, bearing 8% interest, and accounts payable of $8,345 for professional services provided by or paid for by a related party.

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

Results of Operations

We did not record revenues in either of the three month periods ended March 31, 2012 and 2011 (“first quarter”).  General and administrative expense increased from $3,416 for the 2011first quarter compared to $9,776 for the 2012 first quarter and reflects increased costs relating to professional services and increased audit fees. Accordingly, our net loss increased from $3,416 for the 2011 first quarter compared to $9,776 for the 2012 first quarter.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 9, 2012	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

10