Form 10-Q
period 2012-06-30
CANCER CAPITAL CORP
filed 2012-08-02
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 18, 2012 was 6,150,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

June 30, 2012

Cancer Capital Corp.

(A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2012	DEC 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,393	$161
Total current assets	3,393	161
Total assets	$3,393	$161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$38,925	$28,250
Accounts payable	53,425	44,156
Total current liabilities	92,350	72,406
Total liabilities	92,350	72,406

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(142,157)	(125,445)
Total stockholders' deficit	(88,957)	(72,245)
Total liabilities and stockholders' deficit	$3,393	$161

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THREE MONTHS ENDED JUN 30, 2012	FOR THREE MONTHS ENDED JUN 30, 2011	FOR SIX MONTHS ENDED JUN 30, 2012	FOR SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON APR 11, 1997 TO JUN 30, 2012

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	6,936	1,068	16,712	4,484	142,157
Total expenses	6,936	1,068	16,712	4,484	142,157

Loss from operations before income taxes	(6,936)	(1,068)	(16,712)	(4,484)	(142,157)

Taxes	0	0	0	0	0

Net loss	$(6,936)	$(1,068)	$(16,712)	$(4,484)	$(142,157)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR SIX MONTHS ENDED JUN 30, 2012	FOR SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON APR 11, 1997 TO JUN 30, 2012

Cash Flows from Operating Activities
Net Loss	$(16,712)	$(4,484)	$(142,157)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	19,944	4,125	92,350
Net cash provided (used) by operating activities	3,232	(359)	(32,607)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (decrease) in cash	3,232	(359)	3,393

Cash and cash equivalents at beginning of period	161	2,007	0

Cash and cash equivalents at end of period	$3,393	$1,648	$3,393

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

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

NOTE 3 – Subsequent Events

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues for the past two fiscal years.  At June 30, 2012 we had cash of $3,393 and total liabilities of $92,350.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses.  At June 30, 2012 we had $3,393 cash compared to $161 cash at December 31, 2011 and the increase is primarily related to cash advances from related parties.   At June 30, 2012 total liabilities increased to $92,350 compared to $72,406 at December 31, 2011 and this increase primarily represents accounts payable for cash advances, consulting services and professional services provided by or paid for by a related party.

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

Results of Operations

We did not record revenues in either of the three or six month periods ended June 30, 2011 or 2012.  General and administrative expense increased from $1,068 for the 2011 second quarter compared to $6,936 for the 2012 second quarter and general and administrative expense increased from $4,484 for the 2011 six month period compared to $16,712 for 2012 six month period.  The increases in general and administrative expense in the 2012 interim periods primarily reflect increased costs for professional and consulting services relied upon for our operations.

Accordingly, our net loss increased from $1,068 for the 2011 second quarter compared to $6,936 for the 2012 second quarter and our net loss increased from $4,484 for the 2011 six month period compared to $16,712 for the 2012 six month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, File No. 000-32363, filed February 20, 2001)
3(ii)	Bylaws of Cancer Capital (Incorporated by reference to exhibit 3.2 of Form 10-SB, File No. 000-32363, filed February 20, 2001)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document

Part II Exhibits - continued

No.	Description
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012	CANCER CAPITAL CORP. By: /s/John W. Peters John W. Peters President and Director Principal Financial Officer

10