Form 10-Q
period 2012-09-30
CANCER CAPITAL CORP
filed 2012-10-29
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]   No [  ]  The registrant does not have a Web site.

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 25, 2012 was 6,150,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

September 30, 2012

Cancer Capital Corp.

(A Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2012	DEC 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,705	$161
Total current assets	2,705	161
Total assets	$2,705	$161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$43,725	$28,250
Accounts payable	54,306	44,156
Total current liabilities	98,031	72,406
Total liabilities	98,031	72,406

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(148,526)	(125,445)
Total stockholders' deficit	(95,326)	(72,245)
Total liabilities and stockholders' deficit	$2,705	$161

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THREE MONTHS ENDED SEPT 30, 2012	FOR THREE MONTHS ENDED SEPT 30, 2011	FOR NINE MONTHS ENDED SEPT 30, 2012	FOR NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON APR 11, 1997 TO SEPT 30, 2012

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	6,369	1,451	23,081	5,935	148,526
Total expenses	6,369	1,451	23,081	5,935	148,526

Loss from operations before income taxes	(6,369)	(1,451)	(23,081)	(5,935)	(148,526)

Taxes	0	0	0	0	0

Net loss	$(6,369)	$(1,451)	$(23,081)	$(5,935)	$(148,526)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR NINE MONTHS ENDED SEPT 30, 2012	FOR NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON APR 11, 1997 TO SEPT 30, 2012

Cash Flows from Operating Activities
Net Loss	$(23,081)	$(5,935)	$(148,526)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	25,625	4,825	98,031
Net cash provided (used) by operating activities	2,544	(1,110)	(33,295)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (decrease) in cash	2,544	(1,110)	2,705

Cash and cash equivalents at beginning of period	161	2,007	0

Cash and cash equivalents at end of period	$2,705	$897	$2,705

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues for the past two fiscal years.  At September 30, 2012 we had cash of $2,705 and total liabilities of $98,031.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses.  At September 30, 2012 we had $2,705 cash compared to $161 cash at December 31, 2011 and the increase is primarily related to cash advances from related parties.   At September 30, 2012 total liabilities increased to $98,031 compared to $72,406 at December 31, 2011.  This increase represents $25,625 accounts payable for cash advances, consulting services and professional services provided by or paid for by a related party.

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

Results of Operations

We did not record revenues in either of the three or nine month periods ended September 30, 2011 or 2012. General and administrative expense increased from $1,451 for the 2011 third quarter to $6,369 for the 2012 third quarter and general and administrative expense increased from $5,935 for the 2011 nine month period compared to $23,081 for 2012 nine month period.  The increases in general and administrative expense in the 2012 interim periods primarily reflect increased costs for professional and consulting services relied upon for our operations.

Accordingly, our net loss increased from $1,451 for the 2011 third quarter to $6,369 for the 2012 third quarter and our net loss increased from $5,935 for the 2011 nine month period compared to $23,081 for the 2012 nine month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: October 26, 2012	CANCER CAPITAL CORP. By: /s/John W. Peters John W. Peters President and Director Principal Financial Officer

9