Form 10-K
period 2012-12-31
CANCER CAPITAL CORP
filed 2013-03-27
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of March 18, 2013 was 6,150,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

4

Item 1A.  Risk Factors

9

Item 2.  Properties

10

Item 3.  Legal Proceedings

10

Item 4.  Mine Safety Disclosures

10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations          11

Item 8.  Financial Statements and Supplementary Data

14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         25

Item 9A.  Controls and Procedures

25

Item 9B.  Other Information

25

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

25

Item 11.  Executive Compensation

27

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

27

Item 13.  Certain Relationships and Related Transactions, and Director Independence

28

Item 14.  Principal Accounting Fees and Services

28

PART IV

Item 15.  Exhibits, Financial Statement Schedules

29

Signatures

31

In this annual report references to “Cancer Capital,” “we,” “us,” and “our” refer to Cancer Capital Corp.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Historical Development

Cancer Capital Corp. was incorporated in the state of Nevada on April 11, 1997, to develop an alternative medical waste treatment and processing equipment system.  We were unsuccessful in that endeavor and abandoned that business plan.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•

A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•

Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•

No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

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

The current economy creates more challenges for the success of our business plan.  With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Cancer Capital.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that while our common stock is cleared to be listed to trade on the OTC Bulletin Board, there is no public trading on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment.  Also, our President, Mr. Peters, holds management positions with other development stage reporting companies which are also seeking business opportunities.  (See Part III, Item 10, below.)  Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company.  Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers.  These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us.  We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2012, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A.  RISK FACTORS

Our auditors have issued a going concern opinion.

At December 31, 2012, we had negative working capital of $101,712, had not generated revenues and had accumulated losses of $154,912 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we have approximately 38 stockholders of record holding 6,150,000 common shares as of March 18, 2013.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December

31, 2012, we had $419 cash and had total liabilities of $102,131.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses.  At December 31, 2012 we had $419 cash compared to $161 cash at December 31, 2011. The increase is primarily related to cash advances from related parties.   At December 31, 2012 total liabilities increased to $102,131 compared to $72,406 at December 31, 2011.  This increase primarily represents increases in loans payable of $30,550 for cash advances, consulting services and professional services provided by or paid for by a stockholder and unrelated parties (See Item 13, below).

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

Results of Operations

We did not record revenues in either 2011 or 2012.  General and administrative expense increased from $25,902 for 2011 to $29,467 for 2012.  The increase in general and administrative expense in 2012 primarily reflects costs for professional and consulting services relied upon for our operations.  Accordingly, our net loss increased from $25,902 for 2011 to $29,467 for 2012.   Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2012 we recorded loans payable totaling $28,250 representing services received, as well as cash advances received from related and unrelated parties.  Prior to December 31, 2012 management intended to issue common stock at some future date to convert these advances; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective January 1, 2013.  All of the loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•

Obtain shareholder approval of any golden parachute payments not previously approved; and

•

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

CONTENTS

Report of Independent Registered Public Accounting Firm

15

Balance Sheets

16

Statements of Operations

17

Statements of Stockholders’ Deficit

18

Statements of Cash Flows

19

Notes to the Financial Statements

20

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on April 11, 1997  through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on April 11, 1997 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 18, 2013

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

	DEC 31, 2012	DEC 31, 2011

ASSETS
CURRENT ASSETS
Cash	$419	$161
Total current assets	419	161
Total assets	$419	$161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$20,275	$28,250
Accounts payable	53,606	44,156
Loans payable	28,250	--
Total current liabilities	102,131	72,406
Total liabilities	102,131	72,406

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(154,912)	(125,445)
Total stockholders' deficit	(101,712)	(72,245)
Total liabilities and stockholders' deficit	$419	$161

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON APR 11, 1997 TO DEC 31, 2012

Revenues	$0	$0	$0

Expenses
General and administrative	29,467	25,902	154,912
Total expenses	29,467	25,902	154,912

Net operating loss	(29,467)	(25,902)	(154,912)

Loss before taxes	(29,467)	(25,902)	(154,912)

Taxes	0	0	0

Net loss	$(29,467)	$(25,902)	$(154,912)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on April 11, 1997 through December 31, 2012
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage
Common stock, issued at inception for cash at
$.001 per share	1,000,000	$1,000	$-	$-
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,400)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,400)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(32,300)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,300)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,600)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	250,000	250	4,750	-
Net (loss) for the year ended December 31, 2000	-	-	-	(7,600)
Balance - December 31, 2000	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,150,000	5,150	38,050	(46,339)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,245)
Balance - December 31, 2003	6,150,000	6,150	47,050	(57,584)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,070)
Balance - December 31, 2004	6,150,000	6,150	47,050	(59,654)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,016)
Balance - December 31, 2005	6,150,000	6,150	47,050	(66,670)
Net (loss) for the year ended December 31, 2006	-	-	-	(7,207)
Balance - December 31, 2006	6,150,000	6,150	47,050	(73,877)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,082)
Balance - December 31, 2007	6,150,000	6,150	47,050	(83,959)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,052)
Balance - December 31, 2008	6,150,000	6,150	47,050	(89,011)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,809)
Balance, December 31, 2009	6,150,000	6,150	$47,050	(93,820)
Net (loss) for the year ended December 31, 2010	-	-	-	(5,723)
Balance, December 31, 2010	6,150,000	6,150	$47,050	(99,543)
Net (loss) for the year ended December 31, 2011	-	-	-	(25,902)
Balance, December 31, 2011	6,150,000	$6,150	$47,050	$(125,445)
Net (loss) for the year ended December 31, 2012	-	-	-	(29,467)
Balance, December 31, 2012	6,150,000	$6,150	$47,050	$(154,912)

The accompanying notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON APR 11, 1997 TO DEC 31, 2012

Cash Flows from Operating Activities
Net Loss	$(29,467)	$(25,902)	$(154,912)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	29,725	24,056	102,131
Net cash provided (used) by operating activities	258	(1,846)	(35,581)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	0	0	36,000

Increase (decrease) in cash	258	(1,846)	419

Cash and cash equivalents at beginning of period	161	2,007	0

Cash and cash equivalents at end of period	$419	$161	$419

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for services	$0	$0	$17,200
Converted accounts payable and advances into loans	$28,250	$0	$28,250

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

	For the Years Ended December 31,
	2012	2011
Net Loss	$ (29,467)	$ (25,902)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

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

December 31, 2012 and 2011

NOTE 1 - Summary of Significant Accounting Policies (continued)

f.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

g.         Concentrations of Risk

As of December 31, 2012, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2012 and December 31, 2011.

NOTE 2 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforward	$ 52,670	$ 42,651
Valuation allowance	(52,670)	(42,651)
	$ 0	$ 0

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 2 - Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2012	2011
Current Federal tax	$ 0	$ 0
Current State tax	0	0
Change in NOL benefit	10,019	8,806
Change in valuation allowance	(10,019)	(8,806)
	$ 0	$ 0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 154,912 and $ 125,445 as of December 31, 2012 and December 31, 2011, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2012	2011
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$ 0	$ 0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

NOTE 5 - Accounts Payable and Advances

The Company has recorded $ 28,250 in liabilities for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received.  However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as promissory notes effective December 31, 2012, bearing interest at 8% and due on demand.

For the fiscal year ended December 31, 2012, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

NOTE 6 - Related Party Transactions

As of the year ended December 31, 2004, the Company incurred $5,000 of professional fees payable to First Equity Holdings Corp.

As of the year ended December 31, 2005, the Company incurred $4,750 of professional fees payable to First Equity Holdings Corp.

As of the year ended December 31, 2011, the Company incurred $18,500 of professional fees payable to First Equity Holdings Corp.

As of the year ended December 31, 2012, the Company incurred $20,275 of professional fees payable to First Equity Holdings Corp.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 7 - Stockholders’ Equity

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

There was no stock issued during 2012 and 2011.

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

For the year ended December 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	61	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	60	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

John W. Peters –   For the past five years Mr. Peters has been employed with Principal Leasing, Inc. as an office manager.  Since 2003 to the present, he has served as the President of Development Specialties, Inc., a property management company.  Mr. Peters serves as a director and executive officer of Bingham Canyon Corporation and C & C Tours, Inc., companies that have a class of securities registered with the SEC pursuant to Section 12.  Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.  The Board believes Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2012.

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

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2012.  None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 18, 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2011 fiscal year First Equity Holdings Corp., a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $18,500.  During the 2012 fiscal year First Equity Holdings Corp. paid for consulting, administrative and professional services related to our business operations valued at $20,275.  At December 31, 2012 we owe First Equity Holdings Corp. $48,525 and we have not made any payments on this amount.

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

	2012	2011
Audit fees	$ 5,100	$ 7,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 14 through 24.

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

(a)(3)

Exhibits - continued

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

Date:  March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:  March 22, 2013

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date:  March 22, 2013

32