Form 10-Q
period 2013-03-31
CANCER CAPITAL CORP
filed 2013-05-03
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of April 26, 2013 was 6,150,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

10

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

March 31, 2013

(Unaudited)

Cancer Capital Corp.

(A Development Stage Company)

Condensed Balance Sheets

	MAR 31, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$4,034	$419
Total current assets	4,034	419
Total assets	$4,034	$419

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$25,525	$20,275
Accounts payable	4,086	53,606
Loans payable	85,475	28,250
Accrued interest	1,620	0
Total current liabilities	116,706	102,131
Total liabilities	116,706	102,131

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(165,872)	(154,912)
Total stockholders' deficit	(112,672)	(101,712)
Total liabilities and stockholders' deficit	$4,034	$419

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THREE MONTHS ENDED MAR 31, 2013	FOR THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2013

Revenues	$0	$0	$0

Expenses
General and administrative	9,340	9,776	164,252
Total expenses	9,340	9,776	164,252

Net operating loss before other expense	(9,340)	(9,776)	(164,252)

Other income (expense), non-operating
Interest expense	(1,620)	0	(1,620)
Total other expense	(1,620)	0	(1,620)

Loss from operations before income taxes	(10,960)	(9,776)	(165,872)

Taxes	0	0	0

Net loss	$(10,960)	$(9,776)	$(165,872)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THREE MONTHS ENDED MAR 31, 2013	FOR THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2013

Cash Flows from Operating Activities
Net Loss	$(10,960)	$(9,776)	$(165,872)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	10,075	18,345	112,206
Net cash provided (used) by operating activities	(885)	8,569	(36,466)

Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from advances and notes payable	4,500	0	4,500
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	4,500	0	40,500

Increase (decrease) in cash	3,615	8,569	4,034

Cash and cash equivalents at beginning of period	419	161	0

Cash and cash equivalents at end of period	$4,034	$8,730	$4,034

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$0	$0	$70,975
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

NOTE 3 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements

In this report references to “Cancer Capital,” “the Company,” “we,” “us,” and “our” refer to Cancer Capital Corp.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues for the past two fiscal years.  At March 31, 2013 we had cash of $4,034 and total liabilities of $116,706.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied primarily upon related parties to provide and pay for professional and operational expenses.  At March 31, 2013 we had $4,034 cash compared to $419 at December 31, 2012 and the increase is primarily related to cash advances from related parties.  At March 31, 2013 total liabilities increased to $116,706 compared to $102,131 at December 31, 2012.  This increase primarily represents increases in loans payable of $4,500 and $5,250 for cash advances, consulting services and professional services provided by or paid by a stockholder.

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

Results of Operations

We did not record revenues in either 2012 or 2013.  General and administrative expense decreased from $9,776 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $9,340 for the quarterly period ended March 31, 2013 (“2013 first quarter”).  We did not recognize other expense for the 2012 first quarter, but recognized $1,620 for interest expense related to loans received during the 2013 first quarter.  Accordingly, our net loss increased from $9,776 for the 2012 first quarter to $10,960 for the 2013 first quarter.   Management expects net losses to continue until we acquire or merge with a business opportunity.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 3, 2013	CANCER CAPITAL CORP. By: /s/John W. Peters John W. Peters President and Director Principal Financial Officer

10