Form 10-Q
period 2013-06-30
CANCER CAPITAL CORP
filed 2013-08-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934!

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐ The registrant does not have a Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

June 30, 2013

(Unaudited)

Cancer Capital Corp.

(A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$644	$419
Total current assets	644	419
Total assets	$644	$419

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$30,425	$20,275
Accounts payable	2,658	53,606
Loans payable	85,475	28,250
Accrued interest	3,330	0
Total current liabilities	121,888	102,131
Total liabilities	121,888	102,131

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(174,444)	(154,912)
Total stockholders' deficit	(121,244)	(101,712)
Total liabilities and stockholders' deficit	$644	$419

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2013	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON APR 11, 1997 TO JUN 30, 2013
Revenues	$0	$0	$0	$0	$0
Expenses
General and administrative	6,862	6,936	16,202	16,712	171,114
Total expenses	6,862	6,936	16,202	16,712	171,114
Net operating loss before other expense	(6,862)	(6,936)	(16,202)	(16,712)	(171,114)
Other income (expense), non-operating
Interest expense	(1,710)	0	(3,330)	0	(3,330)
Total other income (expense)	(1,710)	0	(3,330)	0	(3,330)
Loss from operations before income taxes	(8,572)	(6,936)	(19,532)	(16,712)	(174,444)
Income taxes	0	0	0	0	0
Net loss	$(8,572)	$(6,936)	$(19,532)	$(16,712)	$(174,444)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR SIX MONTHS ENDED JUN 30, 2013	FOR SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON APR 11, 1997 TO JUN 30, 2013

Cash Flows from Operating Activities
Net Loss	$(19,532)	$(16,712)	$(174,444)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	0	0	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	15,257	19,944	117,388
Net cash provided (used) by operating activities	(4,275)	3,232	(39,856)
Cash Flows from Investing Activities
Net cash provided by investing activities	0	0	0
Cash Flows from Financing Activities
Proceeds from advances and notes payable	4,500	0	4,500
Common stock issued for cash	0	0	36,000
Net cash provided by financing activities	4,500	0	40,500
Increase (decrease) in cash	225	3,232	644
Cash and cash equivalents at beginning of period	419	161	0
Cash and cash equivalents at end of period	$644	$3,393	$644
Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$0	$0	$70,975
Stock issued for services	$0	$0	$17,200

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements .

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At June 30, 2013 we had $644 cash compared to $419 at December 31, 2012 and the increase is primarily related to cash advances from related parties. At June 30, 2013 total liabilities increased to $121,888 compared to $102,131 at December 31, 2012. This increase primarily represents increases in loans payable of $10,150 for cash advances, consulting services and professional services provided by or paid by a stockholder.

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

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense decreased from $16,712 for the six month period ended June 30, 2012 (“2012 six month period”) to $16,202 for the six month period ended June 30, 2013 (“2013 six month period”). General and administrative expense decreased from $6,936 for the quarterly period ended June 30, 2012 (“2012 second quarter”) to $6,862 for the quarterly period ended June 30, 2013 (“2013 second quarter”).

We did not recognize other expense for the 2012 second quarter or 2012 six month period, but recognized accrued interest of $3,330 for the 2013 six month period related to loans received during the 2013 first quarter.

Our net loss increased from $16,712 for the 2012 six month period to $19,532 for the 2013 six month period and our net loss increased from $6,936 for the 2012 second quarter to $8,572 for the 2013 second quarter.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP

Date: August 9, 2013	By:	/s/ John W. Peters
John W. Peters President and Director
Principal Financial Officer

