Form 10-Q
period 2013-09-30
CANCER CAPITAL CORP
filed 2013-11-12
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

September 30, 2013

(Unaudited)

Cancer Capital Corp.

(A Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$4,436	$419
Total current assets	4,436	419
Total assets	$4,436	$419
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$35,225	$20,275
Accounts payable	—	53,606
Loans payable	92,975	28,250
Accrued interest	5,179	—
Total current liabilities	133,379	102,131
Total liabilities	133,379	102,131
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(182,143)	(154,912)
Total stockholders' deficit	(128,943)	(101,712)
Total liabilities and stockholders' deficit	$4,436	$419

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON APR 11, 1997 TO SEPT 30, 2013

Revenues	$--	$--	$--	$--	$--
Expenses
General and administrative	5,850	6,369	22,052	23,081	176,964
Total expenses	5,850	6,369	22,052	23,081	176,964
Net operating loss before other expense	(5,850)	(6,369)	(22,052)	(23,081)	(176,964)
Other income (expense), non-operating
Interest expense	(1,849)	—	(5,179)	—	(5,179)
Total other income (expense)	(1,849)	—	(5,179)	—	(5,179)
Loss from operations before income taxes	(7,699)	(6,369)	(27,231)	(23,081)	(182,143)
Income taxes	—	—	—	—	—
Net loss	$(7,699)	$(6,369)	$(27,231)	$(23,081)	$(182,143)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR NINE MONTHS ENDED SEPT 30, 2013	FOR NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON APR 11, 1997 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net Loss	$(27,231)	$(23,081)	$(182,143)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	—	—	17,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	19,248	25,625	121,379
Net cash provided (used) by operating activities	(7,983)	2,544	(43,564)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities
Proceeds from advances and notes payable	12,000	—	12,000
Common stock issued for cash	—	—	36,000
Net cash provided by financing activities	12,000	—	48,000
Increase (decrease) in cash	4,017	2,544	4,436
Cash and cash equivalents at beginning of period	419	161	—
Cash and cash equivalents at end of period	$4,436	$2,705	$4,436
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$—	$—	$70,975
Stock issued for services	$—	$—	$17,200

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(Development Stage Company)

Notes to the Financial Statements

September 30, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At September 30, 2013 we had $4,436 cash compared to $419 at December 31, 2012 and this increase is primarily related to cash advances from related parties. At September 30, 2013 total liabilities increased to $133,379 compared to $102,131 at December 31, 2012. This increase primarily represents loans of $7,500 from a third party, loans of $4,500 from a stockholder and additional consulting services and professional services totaling $14,950 provided by or paid by a stockholder.

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

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense decreased from $23,081 for the nine month period ended September 30, 2012 (“2012 nine month period”) to $22,052 for the nine month period ended September 30, 2013 (“2013 nine month period”). General and administrative expense decreased from $6,369 for the quarterly period ended September 30, 2012 (“2012 third quarter”) to $5,850 for the quarterly period ended September 30, 2013 (“2013 third quarter”).

We did not recognize other expense for the 2012 third quarter or 2012 nine month period, but recognized accrued interest of $5,179 for the 2013 nine month period and interest of $1,849 for the 2013 third quarter related to loans received during the 2013 nine month period.

Our net loss increased from $23,081 for the 2012 nine month period to $27,231 for the 2013 nine month period and our net loss increased from $6,369 for the 2012 third quarter to $7,699 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2013 we recorded loans payable totaling $92,975 representing services received, as well as cash advances received from related and unrelated parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP

Date: November 11, 2013	By:	/s/ John W. Peters
John W. Peters President and Director
Principal Financial Officer

