Form 10-K
period 2013-12-31
CANCER CAPITAL CORP
filed 2014-03-28
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☑

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 6,150,000.

Documents incorporated by reference: None

2

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, we had not generated revenues and had accumulated losses of $189,803 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We have approximately 38 stockholders of record holding 6,150,000 common shares as of March 17, 2014. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses. At December 31, 2013 we had $3,387 cash compared to $419 cash at December 31, 2012. The increase is primarily related to cash advances from related and third parties. At December 31, 2013 total liabilities increased to $139,989 compared to $102,131 at December 31, 2012. This increase primarily represents an increase in loans payable, with accrued interest, for cash advances, consulting services and professional services provided by or paid for by a stockholder and third parties (See Item 13, below).

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

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense decreased from $29,467 for 2012 to $27,852 for 2013. The decrease in general and administrative expense in 2013 primarily reflects reduced consulting services relied upon for our operations. Total other expense of $7,039 representing interest expense was recorded in 2013 without comparable interest expense in 2012. Accordingly, our net loss increased from $29,467 for 2012 to $34,891 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Prior to December 31, 2012 management intended to issue common stock to convert cash advances and accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties. However, it was determined that it was not in the best interests of all parties to issue stock for these liabilities. Therefore, the parties agreed that the accounts payable as of December 31, 2012 and subsequent accounts payable would be converted to loans at year end and that any cash advances would be treated as interest bearing loans at the time of receipt.

At December 31, 2013 we recorded loans payable totaling $113,250. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2013 we borrowed $7,500 from a third party and $4,500 from a related party. During 2012 we recorded accounts payable of $20,275 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties, which were converted to a loan at year end. Accrued interest on all loans was $7,039 at year end.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Significant Accounting Policies - The Company is a development stage company as defined in FASB ASC 915. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues. Please see “Note 1 - Summary of Significant Accounting Policies” to the financial statements beginning on page 22 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH 84111

(801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on April 11, 1997 through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year then ended and for the period from inception on April 11, 1997 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 28, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on April 11, 1997 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 and for the period from inception on April 11, 1997 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 18, 2012

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

	DEC 31, 2013	DEC 31, 2012

ASSETS
CURRENT ASSETS
Cash	$3,387	$419
Total current assets	3,387	419
Total assets	$3,387	$419
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$19,700	$20,275
Accounts payable	—	881
Notes payable - related party	53,025	28,250
Notes payable	60,225	52,725
Accrued interest - related party	2,530	—
Accrued interest	4,509	—
Total current liabilities	139,989	102,131
Total liabilities	139,989	102,131
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(189,803)	(154,912)
Total stockholders' deficit	(136,603)	(101,712)
Total liabilities and stockholders' deficit	$3,387	$419

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON APR 11, 1997 TO DEC 31, 2013
Revenues	$—	$—	$—

Expenses
General and administrative	27,852	29,467	182,764
Total expenses	27,852	29,467	182,764

Loss from operations before other expense	(27,852)	(29,467)	(182,764)

Other income (expense) non-operating
Interest expense – related party	(2,530)	—	(2,530)
Interest expense	(4,509)	—	(4,509)
Total other expense	(7,039)	—	(7,039)

Loss from operations before taxes	(34,891)	(29,467)	(189,803)

Taxes	—	—	—

Net loss	$(34,891)	$(29,467)	$(189,803)

Net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on April 11, 1997 through December 31, 2013
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage
Common stock, issued at inception for cash at
$.001 per share	1,000,000	$1,000	$-	$-
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,400)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,400)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(32,300)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,300)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,600)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	250,000	250	4,750	-
Net (loss) for the year ended December 31, 2000	-	-	-	(7,600)
Balance - December 31, 2000	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,150,000	5,150	38,050	(41,200)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,150,000	5,150	38,050	(46,339)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,245)
Balance - December 31, 2003	6,150,000	6,150	47,050	(57,584)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,070)
Balance - December 31, 2004	6,150,000	6,150	47,050	(59,654)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,016)
Balance - December 31, 2005	6,150,000	6,150	47,050	(66,670)
Net (loss) for the year ended December 31, 2006	-	-	-	(7,207)
Balance - December 31, 2006	6,150,000	6,150	47,050	(73,877)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,082)
Balance - December 31, 2007	6,150,000	6,150	47,050	(83,959)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,052)
Balance - December 31, 2008	6,150,000	6,150	47,050	(89,011)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,809)
Balance, December 31, 2009	6,150,000	6,150	$47,050	(93,820)
Net (loss) for the year ended December 31, 2010	-	-	-	(5,723)
Balance, December 31, 2010	6,150,000	6,150	$47,050	(99,543)
Net (loss) for the year ended December 31, 2011	-	-	-	(25,902)
Balance, December 31, 2011	6,150,000	$6,150	$47,050	$(125,445)
Net (loss) for the year ended December 31, 2012	-	-	-	(29,467)
Balance, December 31, 2012	6,150,000	$6,150	$47,050	$(154,912)
Net (loss) for the year ended December 31, 2013	-	-	-	(34,891)
Balance, December 31, 2013	6,150,000	$6,150	$47,050	$(189,803)

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON APR 11, 1997 TO DEC 31, 2013

Cash Flows from Operating Activities
Net Loss	$(34,891)	$(29,467)	$(189,803)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	—	—	17,200
Expenses paid by related party	19,700	20,275	68,225
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(880)	(550)	—
Accrued interest	7,039	—	7,039
Net cash provided (used) by operating activities	(9,032)	258	(44,614)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities
Cash advances - related party	4,500	—	4,500
Proceeds from advances and notes payable	7,500	10,000	60,225
Common stock issued for cash	—	—	36,000
Net cash provided by financing activities	12,000	10,000	100,725
Increase (decrease) in cash	2,968	258	3,387
Cash and cash equivalents at beginning of period	419	161	—
Cash and cash equivalents at end of period	$3,387	$419	$3,387
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$20,275	$28,250	$48,525
Stock issued for services	$—	$—	$17,200

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are not potentially dilutive common stock equivalents.

	For the Years Ended December 31,
	2013	2012
Net Loss	$(34,891)	$(29,467)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.01)	$(0.00)

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

  Concentrations of Risk

As of December 31, 2013, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2013 and December 31, 2012.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 189,803 and $ 154,912 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforward	$64,533	$52,670
Valuation allowance	(64,533)	(52,670)
	$0	$0

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2 - INCOME TAXES (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2013	2012
Current Federal tax	$0	$0
Current State tax	0	0
Change in NOL benefit	11,863	10,080
Change in valuation allowance	(11,863)	(10,080)
	$0	$0

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2013	2012
Beginning Balance	$0	$0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $136,602 and has incurred losses of $189,803 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in FASB ASC 915. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE 5 – ACCOUNTS AND NOTES PAYABLE

Through December 31, 2012, the Company had recorded as accounts payable $80,975 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that the liabilities will be treated as promissory notes. These accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $7,039 and $0 at December 31, 2013 and 2012 respectively.

For the fiscal year ended December 31, 2013, a related party invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $19,700 in 2013 and $20,275 in 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2012, the Company incurred $20,275 of professional fees payable to First Equity Holdings Corp., a shareholder In 2013 these payables were converted into Notes payable – related party, as stated in Note 5. Notes payable – related party at December 31, 2013 and 2012 were $53,025 and $28,250 respectively. Accrued interest on these notes at December 31, 2013 and 2012 was $2,530 and $0 respectively. The notes bear interest at 8% and are due on demand.

For the year ended December 31, 2013, the Company received cash advances of $4,500 from and incurred $19,700 of professional fees payable to First Equity Holdings Corp.

As of the year ended December 31, 2013, the Company incurred $19,700 of professional fees payable to First Equity Holdings Corp.

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

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

During 2003, the Company issued 1,000,000 shares of common stock, for services valued at $10,000 (or $.01 per share).

There was no stock issued during 2013 and 2012.

NOTE 8 – Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input hat significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Morrill & Associates, LLC resigned as our independent registered public accounting firm due to Morrill & Associates, LLC combining its public audit practice with Pritchett Siler & Hardy, P.C., effective March 10, 2014. As a result, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	62	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	61	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

John W. Peters – Mr. Peters retired in December 2012 and started a landscape company in 2013. From 2007 to 2012 Mr. Peters was employed by Principal Leasing, Inc. as an office manager. From 2003 to 2012 he served as the President of Development Specialties, Inc., a property management company. Mr. Peters serves as a director and executive officer of Bingham Canyon Corporation and C & C Tours, Inc., companies that have a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

L. Michelle Peters – Since November 2010 Mrs. Peters has been employed with a legal firm as a legal secretary and firm administrator. From May 2006 to November 2010 Mrs. Peters was employed as an account representative for a publishing company that created marketing materials for the construction trade. Prior to 2006 she had over 30 years of experience as a legal secretary, paralegal and office administrator for law firms located in Salt Lake City, Utah.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2013. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 17, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2013 fiscal year First Equity Holdings Corp., a more than 5% shareholder, provided cash advances of $4,500 and paid for consulting, administrative and professional services related to our business operations valued at $19,700. During the 2012 fiscal year First Equity Holdings Corp. paid for consulting, administrative and professional services related to our business operations valued at $20,275. At December 31, 2013 the Company owed First Equity Holdings Corp. $53,025 in loans payable and $19,700 for accounts payable. We have not made any payments on these amounts due.

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

	2012	2013
Audit fees	$7,500	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 15 through 26.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CANCER CAPITAL CORP

Date: March 28, 2014	By:	/s/ John W. Peters
John W. Peters President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ John W. Peters
John W. Peters Director and President
Principal Executive Officer
Principal Financial and Accounting Officer

Date: March 28, 2014	By:	/s/ L. Michelle Peters
L. Michelle Peters Director and Secretary/ Treasurer
Principal Financial Officer

