Form 10-Q
period 2014-03-31
CANCER CAPITAL CORP
filed 2014-05-08
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 6,150,000.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

March 31, 2014

(Unaudited)

Cancer Capital Corp.

(A Development Stage Company)

Balance Sheets

	MAR 31, 2014	DEC 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$7,686	$3,387
Total current assets	7,686	3,387
Total assets	$7,686	$3,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$22,500	$19,700
Accounts payable	3,500	--
Notes payable – related party	53,025	53,025
Notes payable	64,525	60,225
Accrued interest – related party	3,590	2,530
Accrued interest	5,708	4,509
Total current liabilities	152,848	139,989
Total liabilities	152,848	139,989

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(198,362)	(189,803)
Total stockholders' deficit	(145,162)	(136,603)
Total liabilities and stockholders' deficit	$7,686	$3,387

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2014

Revenues	$--	$--	$--

Expenses
General and administrative	6,300	9,340	189,064
Total expenses	6,300	9,340	189,064

Loss from operations before other expense	(6,300)	(9,340)	(189,064)

Other income (expense) non-operating
Interest expense – related party	(1,060)	(565)	(3,590)
Interest expense	(1,199)	(1,055)	(5,708)
Total other expense	(2,259)	(1,620)	(9,298)

Loss from operations before taxes	(8,559)	(10,960)	(198,362)

Taxes	--	--	--

Net loss	$(8,559)	$(10,960)	$(198,362)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THREE MONTHS ENDED MAR 31, 2014	FOR THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON APR 11, 1997 TO MAR 31, 2014

Cash Flows from Operating Activities
Net Loss	$(8,559)	$(10,960)	$(198,362)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	--	--	17,200
Expenses paid by related party	2,800	5,250	71,025
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,500	3,205	3,500
Accrued interest – related party	1,060	565	3,590
Accrued interest	1,198	1,055	5,708
Net cash provided (used) by operating activities	(1)	(885)	(97,339)

Cash Flows from Investing Activities
Net cash provided by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	4,500	4,500
Proceeds from advances and notes payable	4,300	--	64,525
Common stock issued for cash	--	--	36,000
Net cash provided by financing activities	4,300	4,500	105,025

Increase (decrease) in cash	4,299	3,615	7,686

Cash and cash equivalents at beginning of period	3,387	419	--

Cash and cash equivalents at end of period	$7,686	$4,034	$7,686

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for services	$--	$--	$17,200
Converted related party accounts payable and advances into loans	$--	$--	$48,525

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for year ending December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At March 31, 2014 we had $7,686 cash compared to $3,387 at December 31, 2013 and this increase is primarily related to cash advances from third parties. At March 31, 2014 total liabilities increased to $152,848 compared to $139,989 at December 31, 2013. This increase primarily represents an increase in loans payable, with accrued interest, for cash advances, consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased from $9,340 for the quarterly period ended March 31, 2013 (“2013 first quarter”) to $6,300 for the quarterly period ended March 31, 2014 (“2014 first quarter”). The decrease in general and administrative expense in the 2014 first quarter primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased from the 2013 first quarter to the 2014 first quarter and represents accrued interest related to notes payable.

Our net loss decreased from $10,960 for the 2013 first quarter to $8,559 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2014 we recorded notes payable totaling $117,550 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 8, 2014	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer