Form 10-Q
period 2014-06-30
CANCER CAPITAL CORP
filed 2014-07-29
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of July 21, 2014 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

(A Development Stage Company)

Financial Statements

June 30, 2014

(Unaudited)

Cancer Capital Corp.

(A Development Stage Company)

Condensed Balance Sheets

	JUNE 30, 2014	DEC 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,137	$3,387
Total current assets	3,137	3,387
Total assets	$3,137	$3,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$25,100	$19,700
Accounts payable	—	—
Notes payable – related party	53,025	53,025
Notes payable	64,525	60,225
Accrued interest – related party	4,650	2,530
Accrued interest	6,998	4,510
Total current liabilities	154,298	139,990
Total liabilities	154,298	139,990

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(204,361)	(189,803)
Total stockholders' deficit	(151,161)	(136,603)
Total liabilities and stockholders' deficit	$3,137	$3,387

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON APR 11, 1997 TO JUNE 30, 2014

Revenues	$—	$—	$—	$—	$—

Expenses
General and administrative	3,650	6,862	9,950	16,202	192,714
Total expenses	3,650	6,862	9,950	16,202	192,714

Net operating loss before other expense	(3,650)	(6,862)	(9,950)	(16,202)	(192,714)

Other income (expense), non-operating
Interest expense – related party	(1,060)	(655)	(2,120)	(1,220)	(4,650)
Interest expense	(1,290)	(1,055)	(2,488)	(2,110)	(6,997)
Total other income (expense)	(2,350)	(1,710)	(4,608)	(3,330)	(11,647)

Loss from operations before income taxes	(6,000)	(8,572)	(14,558)	(19,532)	(204,361)

Income taxes	—	—	—	—	—

Net loss	$(6,000)	$(8,572)	$(14,558)	$(19,532)	$(204,361)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR SIX MONTHS ENDED JUNE 30, 2014	FOR SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON APR 11, 1997 TO JUNE 30, 2014

Cash Flows from Operating Activities
Net Loss	$(14,558)	$(19,532)	$(204,361)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Common stock issued for services rendered	—	—	17,200
Expenses paid by related party	5,400	10,150	73,625
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	—	3,487	—
Accrued interest – related party	2,120	565	4,650
Accrued interest	2,488	1,055	6,998
Net cash provided (used) by operating activities	(4,550)	(4,275)	(101,888)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	4,500	4,500
Proceeds from advances and notes payable	4,300	—	64,525
Common stock issued for cash	—	—	36,000
Net cash provided by financing activities	4,300	4,500	105,025

Increase (decrease) in cash	(250)	225	3,137

Cash and cash equivalents at beginning of period	3,387	419	—

Cash and cash equivalents at end of period	$3,137	$644	$3,137

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Stock issued for services	$—	$—	$17,200
Converted related party accounts payable and advances into loans	$—	$—	$48,525

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

June 30, 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for year ending December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At June 30, 2014 we had $3,137 cash compared to $3,387 at December 31, 2013. At June 30, 2014 total liabilities increased to $154,298 compared to $139,990 at December 31, 2013. This increase primarily represents an increase in loans payable, accrued interest, cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased from $16,202 for the six month period ended June 30, 2013 to $9,950 for the six month period ended June 30, 2014. General and administrative expense decreased from $6,862 for the three month period ended June 30, 2013 to $3,650 for the three month period ended June 30, 2014. The decrease in general and administrative expense in the 2014 interim periods primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased from $ 3,330 for the 2013 six month period to $4,608 for the 2014 six month period and increased from $1,710 for the 2013 second quarter to $2,350 for the 2014 second quarter and represents accrued interest related to notes payable.

Our net loss decreased from $19,532 for the 2013 six month period to $14,558 for the 2014 six month period and decreased from $8,572 for the 2013 second quarter to $6,000 for the 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2014 we recorded notes payable totaling $117,550 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, File No. 000-32363, filed February 20, 2001)
3(ii)	Bylaws of Cancer Capital (Incorporated by reference to exhibit 3.2 to Form 10-SB, File No. 000-32363, filed February 20, 2001)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANCER CAPITAL CORP.

Date: July 29, 2014	By:	/s/ John W. Peters
John W. Peters
President and Director
Principal Financial Officer

