Form 10-Q
period 2014-09-30
CANCER CAPITAL CORP
filed 2014-11-12
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 7, 2014 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Financial Statements

September 30, 2014

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

	SEPT 30, 2014	DEC 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,137	$3,387
Total current assets	2,137	3,387
Total assets	$2,137	$3,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$27,600	$19,700
Accounts payable	—	—
Notes payable – related party	53,025	53,025
Notes payable	64,525	60,225
Accrued interest – related party	5,710	2,530
Accrued interest	8,288	4,510
Total current liabilities	159,148	139,990
Total liabilities	159,148	139,990

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(210,211)	(189,803)
Total stockholders' deficit	(157,011)	(136,603)
Total liabilities and stockholders' deficit	$2,137	$3,387

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Revenues	$—	$—	$—	$—

Expenses
General and administrative	3,500	5,850	13,450	22,052
Total expenses	3,500	5,850	13,450	22,052

Net operating loss before other expense	(3,500)	(5,850)	(13,450)	(22,052)

Other income (expense), non-operating
Interest expense – related party	(1,060)	(655)	(3,180)	(1,875)
Interest expense	(1,290)	(1,194)	(3,778)	(3,304)
Total other income (expense)	(2,350)	(1,849)	(6,958)	(5,179)

Loss from operations before income taxes	(5,850)	(7,699)	(20,408)	(27,231)

Income taxes	—	—	—	—

Net loss	$(5,850)	$(7,699)	$(20,408)	$(27,231)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR NINE MONTHS ENDED SEPT 30, 2014	FOR NINE MONTHS ENDED SEPT 30, 2013

Cash Flows from Operating Activities
Net Loss	$(20,408)	$(27,231)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	7,900	14,950
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	—	(741)
Accrued interest – related party	3,180	1,875
Accrued interest	3,778	3,164
Net cash provided (used) by operating activities	(5,550)	(7,983)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	4,500
Proceeds from advances and notes payable	4,300	7,500
Net cash provided by financing activities	4,300	12,000

Increase (decrease) in cash	(1,250)	4,017

Cash and cash equivalents at beginning of period	3,387	419

Cash and cash equivalents at end of period	$2,137	$4,436

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

Notes to the Financial Statements

(Unaudited)

September 30, 2014

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for year ending December 31, 2014.

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

NOTE 3 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

NOTE 4 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues for the past two fiscal years and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At September 30, 2014 we had $2,137 cash compared to $3,387 at December 31, 2013. At September 30, 2014 total liabilities increased to $159,148 compared to $139,990 at December 31, 2013. This increase in total liabilities primarily represents an increase in loans payable, accrued interest, cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased to $13,450 for the nine month period ended September 30, 2014 compared to $22,052 for the nine month period ended September 30, 2013. General and administrative expense decreased to $3,500 for the three month period ended September 30, 2014 compared to $5,850 for the three month period ended September 30, 2013. The decrease in general and administrative expense in the 2014 interim periods primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $6,958 for the 2014 nine month period compared to $5,179 for the 2013 nine month period and increased to $2,350 for the 2014 third quarter compared to $1,849 for the 2013 third quarter. Total other expense represents accrued interest related to notes payable.

Our net loss decreased to $20,408 for the 2014 nine month period compared to $27,231 for the 2013 nine month period and decreased to $5,850 for the 2014 third quarter compared to $7,699 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2014 we recorded notes payable totaling $117,550 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP.

Date: November 12, 2014	By:	/s/ John W. Peters
John W. Peters
President and Director
Principal Financial Officer

