Form 10-K
period 2014-12-31
CANCER CAPITAL CORP
filed 2015-02-24
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 6,150,000.

Documents incorporated by reference: None

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

PART I

ITEM 1. BUSINESS

Historical Development

Cancer Capital Corp. was incorporated in the state of Nevada on April 11, 1997, to develop an alternative medical waste treatment and processing equipment system. We were unsuccessful in that endeavor and abandoned that business plan in December 1997. Since that time we have had limited operations.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that while our common stock is cleared for a quotation on the OTC Bulletin Board, there is currently no public trading of our common stock on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment. Also, our President, Mr. Peters, holds management positions with other reporting companies which are also seeking business opportunities. (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future operations because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the rules and regulations created by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010 and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of each Act. As of the date of this filing, the SEC is moving forward with new rule proposals and as a public reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2014, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2014, we had negative working capital of $162,960 and had incurred losses of $216,160 since inception. Our activities have been limited for the past several years and we are dependent upon financing to continue operations. Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for a quotation on the OTC Bulletin Board, but our shares are not trading as of the date of this report. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 13, 2011, we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for quotation on the OTC Bulletin Board using the symbol “CNCL”. As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

We have approximately 38 stockholders of record holding 6,150,000 common shares as of February 13, 2015. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses. At December 31, 2014 we had cash of $1,138 compared to $3,387 cash at December 31, 2013. At December 31, 2014 total liabilities increased to $164,098 compared to $139,990 at December 31, 2013. This increase in total liabilities primarily represents an increase in notes payable to related and third parties for cash advances, consulting services and professional services provided by or paid for by third parties and a stockholder (See Item 13, below), along with accrued interest on those payables.

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

Results of Operations

We did not record revenues in either 2014 or 2013. General and administrative expense decreased to $17,050 for 2014 compared to $27,852 for 2013. The decrease in general and administrative expense in 2014 primarily reflects reduced consulting services relied upon for our operations. Total other expense, representing interest expense on loans, increased to $9,307 for 2014 compared to $7,039 for 2013. Accordingly, our net loss decreased to $26,357 for 2014 compared to $34,891 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2014 we recorded loans payable totaling $64,525 and notes payable-related party of $72,725. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2014 we received cash advances of $4,300 from a third party. During 2013 we borrowed $7,500 from a third party and received cash advances of $4,500 from a related party.

During 2014 we recorded notes and accounts payable of $147,750 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest on all loans was $16,348 at December 31, 2014.

As of December 31, 2014, two lenders represent in excess of 95% of our accounts and notes payable for the fiscal years ended December 31, 2014 and December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANCER CAPITAL CORP.

Financial Statements

December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

February 17, 2015

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2014	DEC 31, 2013

ASSETS
CURRENT ASSETS
Cash	$1,138	$3,387
Total current assets	1,138	3,387
Total assets	$1,138	$3,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$10,500	$19,700
Notes payable – related party	72,725	53,025
Notes payable	64,525	60,225
Accrued interest – related party	6,770	2,530
Accrued interest	9,578	4,510
Total current liabilities	164,098	139,990
Total liabilities	164,098	139,990

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(216,160)	(189,803)
Total stockholders' deficit	(162,960)	(136,603)
Total liabilities and stockholders' deficit	$1,138	$3,387

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Revenues	$—	$—

Expenses
General and administrative	17,050	27,852
Total expenses	17,050	27,852

Loss from operations before other expense	(17,050)	(27,852)

Other income (expense), non-operating
Interest expense – related party	(4,240)	(2,530)
Interest expense	(5,067)	(4,509)
Total other expense	(9,307)	(7,039)

Loss from operations before taxes	(26,357)	(34,891)

Taxes	—	—

Net loss	$(26,357)	$(34,891)

Net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.
Statements of Stockholders' Deficit
For the years ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2012	6,150,000	$6,150	$47,050	$(154,912)
Net (loss) for the year ended December 31, 2013	—	—	—	(34,891)
Balance, December 31, 2013	6,150,000	6,150	47,050	(189,803)
Net (loss) for the year ended December 31, 2014	—	—	—	(26,357)
Balance, December 31, 2014	6,150,000	$6,150	$47,050	$(216,160)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Cash Flows from Operating Activities
Net Loss	$(26,357)	$(34,891)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	10,500	19,700
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	—	(880)
Accrued interest – related party	4,240	2,530
Accrued interest	5,068	4,509
Net cash provided (used) by operating activities	(6,549)	(9,032)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	4,500
Proceeds from advances and notes payable	4,300	7,500
Net cash provided by financing activities	4,300	12,000

Increase (decrease) in cash	(2,249)	2,968

Cash and cash equivalents at beginning of period	3,387	419

Cash and cash equivalents at end of period	$1,138	$3,387

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into loans	$19,700	$20,275

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2014 and 2013

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

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are no potentially dilutive common stock equivalents.

	For the Years Ended December 31,
	2014	2013
Net Loss	$(26,357)	$(34,891)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.00)	$(0.01)

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.	Use of Estimates

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

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Concentrations of Risk

As of December 31, 2014, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2014 and December 31, 2013.

g.	Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements

NOTE 2 - INCOME TAXES

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 216,160 and $ 189,803 as of December 31, 2014 and December 31, 2013, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 – INCOME TAXES (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforward	$73,494	$64,533
Valuation allowance	(73,494)	(64,533)
	$0	$0

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2014	2013
Current Federal tax	$0	$0
Current State tax	0	0
Change in NOL benefit	8,961	11,863
Change in valuation allowance	(8,961)	(11,863)
	$0	$0

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2014	2013
Beginning Balance	$0	$0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 – INCOME TAXES (continued)

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $162,960 and has incurred losses of $216,160 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - NOTES PAYABLE

Notes payable to unrelated parties as of December 31, 2014 are $64,525. This includes additional advances during 2014 of $4,300. The Notes bear interest at 8% and are due on demand.

Accrued interest was $9,578 and $4,509 at December 31, 2014 and 2013 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2014 and 2013, the Company incurred $10,500 and $19,700 respectively of consulting, administrative, and professional services to First Equity Holdings Corp. In 2014 the 2013 payables were converted into Notes payable – related party. Notes payable – related party at December 31, 2014 and 2013 were $72,725 and $53,025 respectively. Accrued interest on these notes at December 31, 2014 and 2013 was $6,770 and $2,530 respectively. The notes bear interest at 8% and are due on demand.

NOTE 6– STOCKHOLDERS’ EQUITY

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

There was no stock issued during 2014 and 2013.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 7 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	63	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	62	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2014. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of February 13, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, provided cash advances of $4,300 for 2014 and $4,500 for 2013. First Equity also paid for consulting, administrative and professional services related to our business operations valued at $19,700 for 2013 and $10,500 for the 2014. At December 31, 2014 the Company converted the $19,700 amount owing into a note payable bearing interest at 8% per annum. At December 31, 2014 the Company owed First Equity $72,725 in notes payable, $10,500 for accounts payable and accrued interest of $6,770. These notes are due on demand and we have not made any payments on these amounts due.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid to our independent public registered accounting firm, Pritchett Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services rendered by that firm for the past two fiscal years.

	2013	2014
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 15 through 25.

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

CANCER CAPITAL CORP.

Date: February 23, 2015	By:	/s/John W. Peters
John W. Peters, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2015	By:	/s/John W. Peters
John W. Peters
Director and President
Principal Executive Officer
Principal Financial and Accounting Officer

Date: February 23, 2015	By:	/s/L. Michelle Peters
L. Michelle Peters
Director and Secretary/Treasurer

