Form 10-Q
period 2015-03-31
CANCER CAPITAL CORP
filed 2015-05-11
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2015 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Financial Statements

March 31, 2015

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

	MAR 31, 2015	DEC 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,738	$1,138
Total current assets	2,738	1,138
Total assets	$2,738	$1,138

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$13,400	$10,500
Notes payable – related party	72,725	72,725
Notes payable	69,525	64,525
Accrued interest – related party	8,225	6,770
Accrued interest	10,881	9,578
Total current liabilities	174,756	164,098
Total liabilities	174,756	164,098

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(225,218)	(216,160)
Total stockholders' deficit	(172,018)	(162,960)
Total liabilities and stockholders' deficit	$2,738	$1,138

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Revenues	$—	$—

Expenses
General and administrative	6,300	6,300
Total expenses	6,300	6,300

Net operating loss before other expense	(6,300)	(6,300)

Other income (expense), non-operating
Interest expense – related party	(1,455)	(1,060)
Interest expense	(1,303)	(1,199)
Total other income (expense)	(2,758)	(2,259)

Loss from operations before income taxes	(9,058)	(8,559)

Income taxes	—	—

Net loss	$(9,058)	$(8,559)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Cash Flows from Operating Activities
Net Loss	$(9,058)	$(8,559)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,900	2,800
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	—	3,500
Accrued interest – related party	1,455	1,060
Accrued interest	1,303	1,198
Net cash provided (used) by operating activities	(3,400)	(1)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	5,000	4,300
Net cash provided by financing activities	5,000	4,300

Increase (decrease) in cash	1,600	4,299

Cash and cash equivalents at beginning of period	1,138	3,387

Cash and cash equivalents at end of period	$2,738	$7,686

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

(Unaudited)

March 31, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for year ending December 31, 2015.

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

NOTE 3 - RECENT PRONOUNCEMENT

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

6

Cancer Capital Corp.

Notes to the Financial Statements

(Unaudited)

March 31, 2015

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At March 31, 2015 we had $2,378 cash compared to $1,138 at December 31, 2014. At March 31, 2015 total liabilities increased to $174,756 compared to $164,098 at December 31, 2014. This increase in total liabilities primarily represents an increase in notes payable, accrued interest, cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either the 2015 or 2014 first quarter. General and administrative expense was $6,300 for the three month period ended March 31, 2015 and the three month period ended March 31, 2014.

Total other expense increased to $2,758 for the 2015 first quarter compared to $2,259 for the 2014 first quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $9,058 for the 2015 first quarter compared to $8,559 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2015 we recorded notes payable totaling $69,525 and notes payable-related party of $72,725. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 first quarter we borrowed $5,000 from a third party and a stockholder provided or paid for consulting services and professional services totaling $2,900.

As of March 31, 2015, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP.

Date: May 11, 2015	By:	/s/John W. Peters
John W. Peters
President and Director
Principal Financial Officer

