Form 10-Q
period 2015-06-30
CANCER CAPITAL CORP
filed 2015-08-11
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2015 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Financial Statements

June 30, 2015

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

	JUNE 30, 2015	DEC 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,798	$1,138
Total current assets	2,798	1,138
Total assets	$2,798	$1,138

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$15,400	$10,500
Notes payable – related party	72,725	72,725
Notes payable	71,075	64,525
Accrued interest – related party	9,680	6,770
Accrued interest	12,272	9,578
Total current liabilities	181,152	164,098
Total liabilities	181,152	164,098

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(231,554)	(216,160)
Total stockholders' deficit	(178,354)	(162,960)
Total liabilities and stockholders' deficit	$2,798	$1,138

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Revenues	$—	$—	$—	$—

Expenses
General and administrative	3,490	3,650	9,790	9,950
Total expenses	3,490	3,650	9,790	9,950

Net operating loss before other expense	(3,490)	(3,650)	(9,790)	(9,950)

Other income (expense), non-operating
Interest expense – related party	(1,455)	(1,060)	(2,910)	(2,120)
Interest expense	(1,391)	(1,290)	(2,694)	(2,488)
Total other income (expense)	(2,846)	(2,350)	(5,604)	(4,608)

Loss from operations before income taxes	(6,336)	(6,000)	(15,394)	(14,558)

Income taxes	—	—	—	—

Net loss	$(6,336)	$(6,000)	$(15,394)	$(14,558)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR SIX MONTHS ENDED JUNE 30, 2015	FOR SIX MONTHS ENDED JUNE 30, 2014

Cash Flows from Operating Activities
Net Loss	$(15,394)	$(14,558)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	4,900	5,400
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses
Accrued interest – related party	2,910	2,120
Accrued interest	2,694	2,488
Net cash provided (used) by operating activities	(4,890)	(4,550)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	6,550	4,300
Net cash provided by financing activities	6,550	4,300

Increase (decrease) in cash	1,660	(250)

Cash and cash equivalents at beginning of period	1,138	3,387

Cash and cash equivalents at end of period	$2,798	$3,137

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for year ending December 31, 2015.

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

NOTE 3 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At June 30, 2015 we had $2,798 cash compared to $1,138 at December 31, 2014. At June 30, 2015 total liabilities increased to $181,152 compared to $164,098 at December 31, 2014. This increase in total liabilities primarily represents an increase in notes payable, accrued interest, cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either the 2015 or 2014 six month periods. General and administrative expense decreased from $9,950 for the six month period ended June 30, 2014 compared to $9,790 for the six month period ended June 30, 2015. General and administrative expense decreased from $3,650 for the second quarter ended June 30, 2014 compared to $3,490 for the second quarter ended June 30, 2015. The decrease in general and administrative expense for the 2015 interim periods was primarily due to reduced consulting services and EDGAR filing fees.

Total other expense increased from $4,608 for the 2014 six month period compared to $5,604 for the 2015 six month period and increased from $2,350 for the 2014 second quarter compared to $2,846 for the 2015 second quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased from $14,558 for the 2015 six month period compared to $15,394 for the 2015 six month period and increased from $6,000 for the 2014 second quarter compared to $6,336 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2015 we recorded notes payable totaling $71,075 and notes payable-related party of $72,725. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 six month period we borrowed $6,550 from a third party and a stockholder provided or paid for consulting services and professional services totaling $4,900.

As of June 30, 2015, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP.

Date: August 10, 2015	By:	/s/John W. Peters
John W. Peters
President and Director
Principal Financial Officer

