Form 10-Q
period 2015-09-30
CANCER CAPITAL CORP
filed 2015-10-30
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Financial Statements

September 30, 2015

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$2,498	$1,138
Total current assets	2,498	1,138
Total assets	$2,498	$1,138

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$17,200	$10,500
Accounts payable - vendor	800	—
Notes payable – related party	72,725	72,725
Notes payable	71,075	64,525
Accrued interest – related party	11,135	6,770
Accrued interest	13,693	9,578
Total current liabilities	186,628	164,098
Total liabilities	186,628	164,098

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(237,330)	(216,160)
Total stockholders' deficit	(184,130)	(162,960)
Total liabilities and stockholders' deficit	$2,498	$1,138

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,900	3,500	12,690	13,450
Total expenses	2,900	3,500	12,690	13,450

Net operating loss before other expense	(2,900)	(3,500)	(12,690)	(13,450)

Other income (expense), non-operating
Interest expense – related party	(1,455)	(1,060)	(4,365)	(3,180)
Interest expense	(1,421)	(1,290)	(4,115)	(3,778)
Total other income (expense)	(2,876)	(2,350)	(8,480)	(6,958)

Loss from operations before income taxes	(5,776)	(5,850)	(21,170)	(20,408)

Income taxes	—	—	—	—

Net loss	$(5,776)	$(5,850)	$(21,170)	$(20,408)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Cash Flows from Operating Activities
Net Loss	$(21,170)	$(20,408)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,700	7,900
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – vendor	800	—
Accrued interest – related party	4,365	3,180
Accrued interest	4,115	3,778
Net cash provided (used) by operating activities	(5,190)	(5,550)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	6,550	4,300
Net cash provided by financing activities	6,550	4,300

Increase (decrease) in cash	1,360	(1,250)

Cash and cash equivalents at beginning of period	1,138	3,387

Cash and cash equivalents at end of period	$2,498	$2,137

The accompany notes are an integral part of these financial statements

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for year ending December 31, 2015.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At September 30, 2015 we had $2,498 cash compared to $1,138 at December 31, 2014. At September 30, 2015 total liabilities increased to $186,628 compared to $164,098 at December 31, 2014. This increase in total liabilities primarily represents an increase in notes payable, accrued interest, and increases of cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either the 2015 or 2014 nine month periods. General and administrative expense decreased to $12,690 for the nine month period ended September 30, 2015 compared to $13,450 for the nine month period ended September 30, 2014. General and administrative expense decreased to $2,900 for the 2015 third quarter compared to $3,500 for the 2014 third quarter. The decrease in general and administrative expense for the 2015 interim periods was primarily due to reduced consulting services.

Total other expense increased to $8,480 for the 2015 nine month period compared to $6,958 for the 2014 nine month period and increased to $2,876 for the 2015 third quarter compared to $2,350 for the 2014 third quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $21,170 for the 2015 nine month period compared to $20,408 for the 2014 nine month period and decreased to $5,776 for the 2015 third quarter compared to $5,850 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2015 we recorded notes payable totaling $71,075 and notes payable-related party of $72,725. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 nine month period we borrowed $6,550 from a third party and a stockholder provided or paid for consulting services and professional services totaling $6,700.

As of September 30, 2015, two lenders represent in excess of 95% of our accounts and notes payable.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP.

Date: October 30, 2015	By:	/s/John W. Peters
John W. Peters
President and Director
Principal Financial Officer

