Form 10-K
period 2015-12-31
CANCER CAPITAL CORP
filed 2016-03-22
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 6,150,000.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, we had negative working capital of $189,806 and had incurred losses of $243,006 since inception. Our activities have been limited for the past several years and we are dependent upon financing to continue operations. Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In September 2011 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for quotation on the OTC Bulletin Board using the symbol “CNCL”. As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

We have approximately 38 stockholders of record holding 6,150,000 common shares as of March 1, 2016. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses. At December 31, 2015 we had cash of $598 compared to $1,138 cash at December 31, 2014. At December 31, 2015 total liabilities increased to $190,404 compared to $164,098 at December 31, 2014. This increase in total liabilities primarily represents an increase in notes payable to related and third parties for cash advances, consulting services and professional services provided by or paid for by third parties and a stockholder (See Item 13, below), along with accrued interest on those payables.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $15,490 for 2015 compared to $17,050 for 2014. The decrease in general and administrative expense in 2015 primarily reflects reduced consulting services relied upon for our operations. Total other expense, representing interest expense on notes payable, increased to $11,356 for 2015 compared to $9,307 for 2014. Accordingly, our net loss increased to $26,846 for 2015 compared to $26,357 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2015 we recorded notes payable totaling $71,075 and notes payable-related party of $83,225. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2015 we received cash advances of $6,550 from a third party and converted accounts payable – related party of $10,500 to notes payable – related party. During 2014 we borrowed $7,500 from a third party, received cash advances of $4,300 and converted accounts payable – related party of $19,700 to notes payable - related party. Accrued interest on all notes payable was $27,704 at December 31, 2015.

During 2015 we recorded accounts payable of $8,400 representing services received, as well as cash advances received from related parties.

As of December 31, 2015, two lenders represent in excess of 95% of our accounts and notes payable for the fiscal years ended December 31, 2015 and December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANCER CAPITAL CORP.

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 3, 2016

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$598	$1,138
Total current assets	598	1,138
Total assets	$598	$1,138

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$8,400	$10,500
Notes payable – related party	83,225	72,725
Notes payable	71,075	64,525
Accrued interest – related party	12,590	6,770
Accrued interest	15,114	9,578
Total current liabilities	190,404	164,098
Total liabilities	190,404	164,098

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(243,006)	(216,160)
Total stockholders' deficit	(189,806)	(162,960)
Total liabilities and stockholders' deficit	$598	$1,138

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Revenues	$—	$—

Expenses
General and administrative	15,490	17,050
Total expenses	15,490	17,050

Loss from operations before other expense	(15,490)	(17,050)

Other income (expense), non-operating
Interest expense – related party	(5,820)	(4,240)
Interest expense	(5,536)	(5,067)
Total other expense	(11,356)	(9,307)

Loss from operations before taxes	(26,846)	(26,357)

Taxes	—	—

Net loss	$(26,846)	$(26,357)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Stockholders’ Deficit

For the years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	6,150,000	6,150	$47,050	$(189,803)	$(136,603)
Net income (loss) for the year ended December 31, 2014	—	—	—	(26,357)	(26,357)
Balance – December 31, 2014	6,150,000	6,150	47,050	(216,160)	(162,960)
Net income (loss) for the year ended December 31, 2015	—	—	—	(26,846)	(26,846)
Balance – December 31, 2015	6,150,000	6,150	$47,050	$(243,006)	$(189,806)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Cash Flows from Operating Activities
Net Loss	$(26,846)	$(26,357)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,400	10,500
Changes in operating assets and liabilities:
Accrued interest – related party	5,820	4,240
Accrued interest	5,536	5,068
Net cash provided (used) by operating activities	(7,090)	(6,549)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	6,550	4,300
Net cash provided by financing activities	6,550	4,300

Increase (decrease) in cash	(540)	(2,249)

Cash and cash equivalents at beginning of period	1,138	3,387

Cash and cash equivalents at end of period	$598	$1,138

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into notes payable	$10,500	$19,700

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2015 and 2014

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

	For the Years Ended December 31,
	2015	2014
Net Loss	$(26,846)	$(26,357)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.00)	$(0.00)

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.	Use of estimates

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

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Concentrations of Risk

As of December 31, 2015, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2015 and December 31, 2014.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $243,006 and $216,160 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 – INCOME TAXES (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2015	2014
Deferred tax asset:
Net operating loss carryforward (at 34%)	$82,622	$73,494
Valuation allowance	(82,622)	(73,494)
	$0	$0

The components of income tax expense are as follows:

	2015	2014
Current Federal tax	$0	$0
Current State tax	0	0
Change in NOL benefit	9,128	8,961
Change in valuation allowance	(9,128)	(8,961)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $189,806 and has incurred losses of $243,006 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 4 - NOTES PAYABLE

Notes payable – unrelated parties as of December 31, 2015 were $71,075. This includes additional advances during 2015 of $6,550. The notes payable bear interest at 8% and are due on demand.

Accrued interest was $15,114 and $9,578 at December 31, 2015 and 2014, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2015 and 2014, the Company incurred $8,400 and $10,500, respectively, of consulting, administrative, and professional services to First Equity Holdings Corp. In 2015 and 2014 these accounts payable were converted into notes payable – related party. Notes payable – related party at December 31, 2015 and 2014 were $83,225 and $72,725, respectively. Accrued interest on these notes at December 31, 2015 and 2014 was $12,590 and $6,770, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

There was no stock issued during 2015 and 2014.

NOTE 7 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.

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

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm on March 10, 2014.

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	64	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	63	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2015. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 1, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, provided cash advances of $6,550 for 2015 and $4,300 for 2014. First Equity also paid for consulting, administrative and professional services related to our business operations valued at $8,400 for 2015 and $10,500 for 2014. During 2015 the Company converted accounts payable to First Equity of $10,500 into notes payable and during 2014 converted accounts payable of $19,700 into notes payable. At December 31, 2015 the Company owed First Equity $83,225 in notes payable, $8,400 for accounts payable and accrued interest of $12,590. These notes payable are due on demand and we have not made any payments on these amounts due.

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

	2014	2015
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

Date: March 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 22, 2016

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: March 22, 2016

