Form 10-Q
period 2016-06-30
CANCER CAPITAL CORP
filed 2016-08-08
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Financial Statements

June 30, 2016

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$625	$598
Total current assets	625	598
Total assets	$625	$598

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$12,100	$8,400
Accounts payable - vendors	800	—
Notes payable – related party	83,225	83,225
Notes payable	75,075	71,075
Accrued interest – related party	15,920	12,590
Accrued interest	18,036	15,114
Total current liabilities	205,156	190,404
Total liabilities	205,156	190,404

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(257,731)	(243,006)
Total stockholders' deficit	(204,531)	(189,806)
Total liabilities and stockholders' deficit	$625	$598

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,973	3,490	8,473	9,790
Total expenses	2,973	3,490	8,473	9,790

Net operating loss before other expense	(2,973)	(3,490)	(8,473)	(9,790)

Other income (expense), non-operating
Interest expense – related party	(1,665)	(1,455)	(3,330)	(2,910)
Interest expense	(1,501)	(1,391)	(2,922)	(2,694)
Total other income (expense)	(3,166)	(2,846)	(6,252)	(5,604)

Loss from operations before income taxes	(6,139)	(6,336)	(14,725)	(15,394)

Income taxes	—	—	—	—

Net loss	$(6,139)	$(6,336)	$(14,725)	$(15,394)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR SIX MONTHS ENDED JUNE 30, 2016	FOR SIX MONTHS ENDED JUNE 30, 2015

Cash Flows from Operating Activities
Net Loss	$(14,725)	$(15,394)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,700	4,900
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – vendor	800	—
Accrued interest – related party	3,330	2,910
Accrued interest	2,922	2,694
Net cash provided (used) by operating activities	(3,973)	(4,890)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	4,000	6,550
Net cash provided by financing activities	4,000	6,550

Increase (decrease) in cash	27	1,660

Cash and cash equivalents at beginning of period	598	1,138

Cash and cash equivalents at end of period	$625	$2,798

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2016

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for year ending December 31, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At June 30, 2016 we had $625 cash compared to $598 at December 31, 2015. At June 30, 2016 total liabilities increased to $205,156 compared to $190,404 at December 31, 2015. This increase in total liabilities primarily represents an increase in notes payable, accrued interest and increases of cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $8,473 for the 2016 six month period compared to $9,790 for the 2015 six month period. General and administrative expense decreased to $2,973 for the 2016 second quarter compared to $3,490 for the 2015 second quarter. The decrease in general and administrative expense for the 2016 six month period was primarily due to reduced consulting services.

Total other expense increased to $6,252 for the 2016 six month period compared to $5,604 for the 2015 six month period. Total other expense increased to $3,166 for the 2016 second quarter compared to $2,846 for the 2015 second quarter. Total other expense represents accrued interest related to notes payable.

Our net loss decreased to $14,725 for the 2016 six month period compared to $15,394 for the 2015 six month period. Our net loss decreased to $6,139 for the 2016 second quarter compared to $6,336 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2016 we recorded notes payable totaling $75,075 and notes payable-related party of $83,225. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2016 six month period we borrowed $4,000 from a third party and a stockholder provided or paid for consulting services and professional services totaling $3,700.

As of June 30, 2016, two lenders represent in excess of 95% of our accounts and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CANCER CAPITAL CORP.

Date: August 5, 2016	By:	/s/John W. Peters
John W. Peters
President and Director
Principal Financial Officer

