Form 10-Q
period 2016-09-30
CANCER CAPITAL CORP
filed 2016-11-01
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Financial Statements

September 30, 2016

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$1,725	$598
Total current assets	1,725	598
Total assets	$1,725	$598

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$13,700	$8,400
Notes payable – related party	83,225	83,225
Notes payable	78,075	71,075
Accrued interest – related party	17,585	12,590
Accrued interest	19,582	15,114
Total current liabilities	212,167	190,404
Total liabilities	212,167	190,404

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(263,642)	(243,006)
Total stockholders' deficit	(210,442)	(189,806)
Total liabilities and stockholders' deficit	$1,725	$598

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,700	2,900	11,173	12,690
Total expenses	2,700	2,900	11,173	12,690

Net operating loss before other expense	(2,700)	(2,900)	(11,173)	(12,690)

Other income (expense), non-operating
Interest expense – related party	(1,665)	(1,455)	(4,995)	(4,365)
Interest expense	(1,546)	(1,421)	(4,468)	(4,115)
Total other income (expense)	(3,211)	(2,876)	(9,463)	(8,480)

Loss from operations before income taxes	(5,911)	(5,776)	(20,636)	(21,170)

Income taxes	—	—	—	—

Net loss	$(5,911)	$(5,776)	$(20,636)	$(21,170)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR NINE MONTHS ENDED SEPT 30, 2016	FOR NINE MONTHS ENDED SEPT 30, 2015

Cash Flows from Operating Activities
Net Loss	$(20,636)	$(21,170)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,300	6,700
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – vendor	—	800
Accrued interest – related party	4,995	4,365
Accrued interest	4,468	4,115
Net cash provided (used) by operating activities	(5,873)	(5,190)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	7,000	6,550
Net cash provided by financing activities	7,000	6,550

Increase (decrease) in cash	1,127	1,360

Cash and cash equivalents at beginning of period	598	1,138

Cash and cash equivalents at end of period	$1,725	$2,498

The accompany notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 20156

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for year ending December 31, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At September 30, 2016 we had $1,725 cash compared to $598 at December 31, 2015. At September 30, 2016 total liabilities increased to $212,167 compared to $190,404 at December 31, 2015. This increase in total liabilities primarily represents an increase in notes payable, accrued interest and increases of cash advances and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $11,173 for the 2016 nine month period compared to $12,690 for the 2015 nine month period. General and administrative expense decreased to $2,700 for the 2016 third quarter compared to $2,900 for the 2015 third quarter. The decrease in general and administrative expense for the 2016 nine month period was primarily due to reduced consulting services.

Total other expense increased to $9,463 for the 2016 nine month period compared to $8,480 for the 2015 nine month period. Total other expense increased to $3,211 for the 2016 third quarter compared to $2,876 for the 2015 third quarter. Total other expense represents accrued interest related to notes payable.

Our net loss decreased to $20,636 for the 2016 nine month period compared to $21,170 for the 2015 nine month period. Our net loss increased to $5,911 for the 2016 third quarter compared to $5,776 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2016 we recorded notes payable totaling $78,075 and notes payable-related party of $83,225. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2016 nine month period we borrowed $7,000 from a third party.

At September 30, 2016 accounts payable increased to $13,700. During the 2016 nine month period a stockholder provided or paid for consulting services and professional services totaling $5,300.

As of September 30, 2016, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Domestication for Cancer Capital, dated April 28, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed May 13, 2016)
3(ii)	Bylaws of Cancer Capital, dated May 2, 2016 (Incorporated by reference to exhibit 3(ii) to Form 10-Q, filed May 13, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2016	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

