Form 10-K
period 2016-12-31
CANCER CAPITAL CORP
filed 2017-03-20
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2017 was 6,150,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

Cancer Capital Corp. was incorporated in the state of Nevada on April 11, 1997, to develop an alternative medical waste treatment and processing equipment system. We were unsuccessful in that endeavor and abandoned that business plan in December 1997. In April 28, 2016 Cancer Capital Corp. filed Articles of Domestication in the state of Wyoming; effectively moving the Company’s state of domicile from Nevada to Wyoming.

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

Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Cancer Capital.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment. Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, our President, Mr. Peters, holds management positions with another reporting company which is also seeking business opportunities. (See Part III, Item 10, below.) As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2016, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2016, we had negative working capital of $216,368 and had incurred losses of $269,568 since inception. Our activities have been limited for the past several years and we are dependent upon financing to continue operations. Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We have approximately 38 stockholders of record holding 6,150,000 common shares as of March 17, 2017. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses. At December 31, 2016 we had cash of $625 compared to $598 cash at December 31, 2015. At December 31, 2016 total liabilities increased to $216,993 compared to $190,404 at December 31, 2015. This increase in total liabilities primarily represents an increase in notes payable to related and third parties for cash advances, consulting services and professional services provided by or paid for by third parties and a stockholder (See Item 13, below), along with accrued interest on those payables.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $13,873 for 2016 compared to $15,490 for 2015. The decrease in general and administrative expense in 2016 primarily reflects reduced consulting services relied upon for our operations. Total other expense, representing interest expense on notes payable, increased to $12,689 for 2016 compared to $11,356 for 2015. Accordingly, our net loss decreased to $26,562 for 2016 compared to $26,846 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2016 we recorded notes payable totaling $78,075 and notes payable-related party of $91,625. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2016 we received cash advances of $7,000 from a third party and converted accounts payable – related party of $8,400 to notes payable – related party. During 2015 we received cash advances of $6,550 from a third party and converted accounts payable – related party of $10,500 to notes payable – related party. Accrued interest on all notes payable was $40,393 at December 31, 2016.

During 2016 we recorded accounts payable of $6,900 representing services received, as well as cash advances received from related parties.

As of December 31, 2016, two lenders represent in excess of 95% of our accounts and notes payable for the fiscal years ended December 31, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Cancer Capital Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$625	$598
Total current assets	625	598
Total assets	$625	$598

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,900	$8,400
Notes payable – related party	91,625	83,225
Notes payable	78,075	71,075
Accrued interest – related party	19,250	12,590
Accrued interest	21,143	15,114
Total current liabilities	216,993	190,404
Total liabilities	216,993	190,404

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(269,568)	(243,006)
Total stockholders' deficit	(216,368)	(189,806)
Total liabilities and stockholders' deficit	$625	$598

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Revenues	$—	$—

Expenses
General and administrative	13,873	15,490
Total expenses	13,873	15,490

Loss from operations before other expense	(13,873)	(15,490)

Other income (expense) non-operating
Interest expense – related party	(6,660)	(5,820)
Interest expense	(6,029)	(5,536)
Total other expense	(12,689)	(11,356)

Loss from operations before taxes	(26,562)	(26,846)

Taxes	—	—

Net loss	$(26,562)	$(26,846)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Stockholders’ Deficit

For the years ended December 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2014	6,150,000	6,150	$47,050	$(216,160)	$(162,960)
Net income (loss) for the year ended December 31, 2015	—	—	—	(26,846)	(26,846)
Balance – December 31, 2015	6,150,000	6,150	47,050	(243,006)	(189,806)
Net income (loss) for the year ended December 31, 2016	—	—	—	(26,562)	(26,562)
Balance – December 31, 2016	6,150,000	6,150	$47,050	$(269,568)	$(216,368)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Cash Flows from Operating Activities
Net Loss	$(26,562)	$(26,846)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,900	8,400
Changes in operating assets and liabilities:
Accrued interest – related party	6,660	5,820
Accrued interest	6,029	5,536
Net cash provided (used) by operating activities	(6,973)	(7,090)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	7,000	6,550
Net cash provided by financing activities	7,000	6,550

Increase (decrease) in cash	27	(540)

Cash and cash equivalents at beginning of year	598	1,138

Cash and cash equivalents at end of year	$625	$598

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into notes payable	$8,400	$10,500

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2016 and 2015

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

	For the Years Ended December 31,
	2016	2015
Net Loss	$(26,562)	$(26,846)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.00)	$(0.00)

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.	Use of estimates

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

December 31, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Concentrations of Risk

As of December 31, 2016, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2016 and December 31, 2015.

g.	Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2 – INCOME TAXES

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $269,568 and $243,006 as of December 31, 2016 and December 31, 2015, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 2 – INCOME TAXES (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2016	2015
Deferred tax asset:
Net operating loss carryforward (at 34%)	$91,653	$82,622
Valuation allowance	(91,653)	(82,622)
	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate of 34% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2016	2015
Federal tax provision (at 34%)	$9,031	$9,128
Change in valuation allowance	(9,031)	(9,128)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, 2014 and 2013.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $216,368 and has incurred losses of $269,568 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 4 – NOTES PAYABLE

Notes payable unrelated parties as of December 31, 2016 are $78,075. This includes additional advances during 2016 of $7,000. The Notes bear interest at 8% and are due on demand.

Accrued interest - non-related party was $21,143 and $15,114 at December 31, 2016 and 2015 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2016 and 2015, the Company incurred $6,900 and $8,400 respectively of consulting, administrative, and professional services to a shareholder. In 2016 the 2015 payables were converted into Notes payable – related party. Notes payable – related party at December 31, 2016 and 2015 were $91,625 and $83,225, respectively. Accrued interest on these notes at December 31, 2016 and 2015 was $19,250 and $12,590, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

There was no stock issued during 2016 and 2015.

NOTE 7 – RECENT PRONOUNCEMENT

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in our independent registered public accounting firm or disagreement with such accountants on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below. Pursuant to our bylaws, we have two directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. John and Michelle Peters are married.

Name	Age	Position Held	Director Term
John W. Peters	65	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	64	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

John W. Peters – Mr. Peters retired in December 2012 and started a landscape company in 2013. From 2007 to 2012 Mr. Peters was employed by Principal Leasing, Inc. as an office manager. From 2003 to 2012 he served as the President of Development Specialties, Inc., a property management company. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California. Mr. Peters also serves as a director and executive officer of C & C Tours, Inc., a company that have a class of securities registered with the SEC pursuant to Section 12. Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. Also his experience with public reporting companies may be critical to our operations moving forward.

L. Michelle Peters – Since November 2010 Mrs. Peters has been employed with a legal firm as a legal secretary and firm administrator. Prior to 2010, Mrs. Peters was employed as an account representative for a publishing company that created marketing materials for the construction trade. She has over 30 years of experience as a legal secretary, paralegal and office administrator for law firms located in Salt Lake City, Utah.

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2016. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 17, 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,900 for 2016 and $8,400 for 2015. During 2016 the Company converted accounts payable to First Equity of $8,400 into notes payable and during 2015 converted accounts payable of $10,500 into notes payable. At December 31, 2016 the Company owed First Equity $91,625 in notes payable and accrued interest of $19,250. These notes payable are due on demand and we have not made any payments on these amounts due.

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

	2016	2015
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 14 through 23.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation, dated April 11, 1997 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
3(i).2	Wyoming Articles of Domestication for Cancer Capital, dated April 28, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed May 13, 2016)
3(ii)	Bylaws of Cancer Capital, dated May 2, 2016 (Incorporated by reference to exhibit 3(ii) to Form 10-Q, filed May 13, 2016)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

CANCER CAPITAL CORP.

By:    /s/ John W. Peters

John W. Peters, President

Date: March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 17, 2017

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: March 17, 2017

