Form 10-Q
period 2017-03-31
CANCER CAPITAL CORP
filed 2017-05-05
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☑	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

March 31, 2017

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$475	$625
Total current assets	475	625
Total assets	$475	$625

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$9,000	$6,900
Accounts payable	3,400	—
Notes payable – related party	91,625	91,625
Notes payable	78,075	78,075
Accrued interest – related party	21,082	19,250
Accrued interest	22,704	21,143
Total current liabilities	225,886	216,993
Total liabilities	225,886	216,993

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(278,611)	(269,568)
Total stockholders' deficit	(225,411)	(216,368)
Total liabilities and stockholders' deficit	$475	$625

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Revenues	$—	$—

Expenses
General and administrative	5,650	5,500
Total expenses	5,650	5,500

Loss from operations before other expense	(5,650)	(5,500)

Other income (expense) non-operating
Interest expense – related party	(1,832)	(1,665)
Interest expense	(1,561)	(1,421)
Total other expense	(3,393)	(3,086)

Loss from operations before taxes	(9,043)	(8,586)

Taxes	—	—

Net loss	$(9,043)	$(8,586)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Cash Flows from Operating Activities
Net Loss	$(9,043)	$(8,586)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,100
Changes in operating assets and liabilities:
Increase in accounts payable	3,400	3,000
Accrued interest – related party	1,832	1,665
Accrued interest	1,561	1,421
Net cash provided (used) by operating activities	(150)	(400)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	—	4,000
Net cash provided by financing activities	—	4,000

Increase (decrease) in cash	(150)	3,600

Cash and cash equivalents at beginning of year	625	598

Cash and cash equivalents at end of year	$475	$4,198

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into notes payable	$—	$—

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for year ending December 31, 2017.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At March 31, 2017 we had $475 cash compared to $625 at December 31, 2016. At March 31, 2017 total liabilities increased to $225,886 compared to $216,993 at December 31, 2016. This increase in total liabilities primarily represents an increase in accounts payable - vendors, accrued interest, and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense increased to $5,650 for the three months ended March 31, 2017 (“2017 first quarter”) compared to $5,500 for the three months ended March 31, 2016 (“2016 first quarter”).

Total other expense increased to $3,393 for the 2017 first quarter compared to $3,086 for the 2016 first quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $9,043 for the 2017 first quarter compared to $8,586 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2017 we recorded notes payable totaling $78,075 and notes payable-related party of $91,625. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2017 on all notes payable was $43,786.

At March 31, 2017 accounts payable increased to $12,400. During the 2017 first quarter a stockholder provided or paid for consulting services and professional services totaling $2,100.

As of March 31, 2017, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Wyoming Articles of Domestication for Cancer Capital, dated April 28, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed May 13, 2016)
3(ii)	Bylaws of Cancer Capital, dated May 2, 2016 (Incorporated by reference to exhibit 3(ii) to Form 10-Q, filed May 13, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2017	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

