Form 10-Q
period 2017-06-30
CANCER CAPITAL CORP
filed 2017-08-08
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2017

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$525	$625
Total current assets	525	625
Total assets	$525	$625

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$10,500	$6,900
Notes payable – related party	91,625	91,625
Notes payable	82,575	78,075
Accrued interest – related party	22,915	19,250
Accrued interest	24,305	21,143
Total current liabilities	231,920	216,993
Total liabilities	231,920	216,993

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(284,595)	(269,568)
Total stockholders' deficit	(231,395)	(216,368)
Total liabilities and stockholders' deficit	$525	$625

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,550	2,973	8,200	8,473
Total expenses	2,550	2,973	8,200	8,473

Loss from operations before other expense	(2,550)	(2,973)	(8,200)	(8,473)

Other income (expense) non-operating
Interest expense – related party	(1,833)	(1,665)	(3,665)	(3,330)
Interest expense	(1,601)	(1,501)	(3,162)	(2,922)
Total other expense	(3,434)	(3,166)	(6,827)	(6,252)

Loss from operations before taxes	(5,984)	(6,139)	(15,027)	(14,725)

Taxes	—	—	—	—

Net loss	$(5,984)	$(6,139)	$(15,027)	$(14,725)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Cash Flows from Operating Activities
Net Loss	$(15,027)	$(14,725)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,700
Changes in operating assets and liabilities:
Increase in accounts payable	—	800
Accrued interest – related party	3,665	3,330
Accrued interest	3,162	2,922
Net cash provided (used) by operating activities	(4,600)	(3,973)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	4,500	4,000
Net cash provided by financing activities	4,500	4,000

Increase (decrease) in cash	(100)	27

Cash and cash equivalents at beginning of year	625	598

Cash and cash equivalents at end of year	$525	$625

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for year ending December 31, 2017.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At June 30, 2017 we had $525 cash compared to $625 at December 31, 2016. At June 30, 2017 total liabilities increased to $231,920 compared to $216,993 at December 31, 2016. This increase in total liabilities primarily represents an increase in notes payable, accrued interest and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense decreased to $8,200 for the six months ended June 30, 2017 (“2017 six month period”) compared to $8,473 for the six months ended June 30, 2016 (“2016 six month period”). General and administrative expense decreased to $2,550 for the three months ended June 30, 2017 (“2017 second quarter”) compared to $2,973 for the three months ended June 30, 2016 (“2016 second quarter”).

Total other expense increased to $6,827 for the 2017 six month period compared to $6,252 for the 2016 six month period and increased to $3,434 for the 2017 second quarter compared to $3,166 for the 2016 second quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $15,027 for the 2017 six month period compared to $14,725 for the 2016 six month period and decreased to $5,984 for the 2017 second quarter compared to $6,139 for the 2016 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2017 we recorded notes payable totaling $82,575 and notes payable-related party of $91,625. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2017 on all notes payable was $47,220.

At June 30, 2017 accounts payable increased to $10,500. During the 2017 six month period a stockholder provided or paid for consulting services and professional services totaling $3,600.

As of June 30, 2017, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2017	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

