Form 10-Q
period 2017-09-30
CANCER CAPITAL CORP
filed 2017-11-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2017

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$425	$625
Total current assets	425	625
Total assets	$425	$625

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$12,000	$6,900
Notes payable – related party	92,625	91,625
Notes payable	82,575	78,075
Accrued interest – related party	24,757	19,250
Accrued interest	25,956	21,143
Total current liabilities	237,913	216,993
Total liabilities	237,913	216,993

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(290,688)	(269,568)
Total stockholders' deficit	(237,488)	(216,368)
Total liabilities and stockholders' deficit	$425	$625

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,600	2,700	10,800	11,173
Total expenses	2,600	2,700	10,800	11,173

Loss from operations before other expense	(2,600)	(2,700)	(10,800)	(11,173)

Other income (expense) non-operating
Interest expense – related party	(1,842)	(1,665)	(5,507)	(4,995)
Interest expense	(1,651)	(1,546)	(4,813)	(4,468)
Total other expense	(3,493)	(3,211)	(10,320)	(9,463)

Loss from operations before taxes	(6,093)	(5,911)	(21,120)	(20,636)

Taxes	—	—	—	—

Net loss	$(6,093)	$(5,911)	$(21,120)	$(20,636)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Cash Flows from Operating Activities
Net Loss	$(21,120)	$(20,636)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,100	5,300
Changes in operating assets and liabilities:
Accrued interest – related party	5,507	4,995
Accrued interest	4,813	4,468
Net cash provided (used) by operating activities	(5,700)	(5,873)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable - related party	1,000	—
Proceeds from advances and notes payable	4,500	7,000
Net cash provided by financing activities	5,500	7,000

Increase (decrease) in cash	(200)	1,127

Cash and cash equivalents at beginning of year	625	598

Cash and cash equivalents at end of year	$425	$1,725

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for year ending December 31, 2017.

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

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2017, the Company borrowed $1,000 from a related party and $4,500 from third parties. These loans are due on demand and bear interest at the rate of 8%.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At September 30, 2017 we had $425 cash compared to $625 at December 31, 2016. At September 30, 2017 total liabilities increased to $237,913 compared to $216,993 at December 31, 2016. This increase in total liabilities primarily represents cash advances, an increase in notes payable, accrued interest and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense decreased to $10,800 for the nine months ended September 30, 2017 (“2017 nine month period”) compared to $11,173 for the nine months ended September 30, 2016 (“2016 nine month period”). General and administrative expense decreased to $2,600 for the three months ended September 30, 2017 (“2017 third quarter”) compared to $2,700 for the three months ended September 30, 2016 (“2016 third quarter”).

Total other expense increased to $10,320 for the 2017 nine month period compared to $9,463 for the 2016 nine month period and increased to $3,493 for the 2017 third quarter compared to $3,211 for the 2016 third quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $21,120 for the 2017 nine month period compared to $20,636 for the 2016 nine month period and increased to $6,093 for the 2017 third quarter compared to $5,911 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2017 we recorded notes payable totaling $82,575 and notes payable-related party of $92,625. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2017 on all notes payable was $50,713.

At September 30, 2017 accounts payable increased to $12,000. During the 2017 nine month period a stockholder provided or paid for consulting services and professional services totaling $5,100.

During the nine months ended September 30, 2017, the Company received advances of $4,500 from a third party and $1,000 from a related party. Interest expense for the $5,500 for the nine months ended September 30, 2017 was $253.

As of September 30, 2017, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 9, 2017	CANCER CAPITAL CORP. By : /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

