Form 10-K
period 2017-12-31
CANCER CAPITAL CORP
filed 2018-03-23
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of March 16, 2018 was 6,150,000.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts (See Part III, Item 10, below). Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to management’s limited experience with mergers and acquisitions, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2017, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (excluding their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

We have approximately 38 stockholders of record holding 6,150,000 common shares as of March 16, 2018. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses. At December 31, 2017 we had cash of $315 compared to $625 cash at December 31, 2016. At December 31, 2017 total liabilities increased to $243,936 compared to $216,993 at December 31, 2016. This increase in total liabilities primarily represents an increase in notes payable to related and third parties for cash advances, consulting services and professional services provided by or paid for by third parties and a stockholder, along with accrued interest on those payables.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense decreased to $13,410 for 2017 compared to $13,873 for 2016. The decrease in general and administrative expense in 2017 primarily reflects reduced consulting services relied upon for our operations. Total other expense, representing interest expense on notes payable, increased to $13,843 for 2017 compared to $12,689 for 2016. Accordingly, our net loss increased to $27,253 for 2017 compared to $26,562 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2017, we recorded notes payable totaling $82,575 and notes payable-related party of $100,525. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of December 31, 2017 on all notes payable was $54,236.

During 2017 we recorded accounts payable -related party of $6,600 and $6,900 for 2016. These accounts payable relate to consulting services and professional services provided by a stockholder. At December 31, 2017 the $6,900 accounts payable was converted to a note payable owed to the stockholder. (See Item 13, below.)

During 2017, the Company received advances of $4,500 from a third party, with interest expense of $303.

As of December 31, 2017, two lenders represent in excess of 95% of our accounts and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 2 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CANCER CAPITAL CORP.

Financial Statements

December 31, 2017 and 2016

CONTENTS

Report of Pinnacle Accountancy Group of Utah, PLLC	14

Report of Pritchett, Siler & Hardy, P.C.	15

Balance Sheets	16

Statements of Operations	17

Statements of Stockholders’ Deficit	18

Statements of Cash Flows	19

Notes to the Financial Statements	20 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cancer Capital Corp. (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 9, 2018

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572       FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Cancer Capital Corp. as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. as of December 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$315	$625
Total current assets	315	625
Total assets	$315	$625

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,600	$6,900
Notes payable – related party	100,525	91,625
Notes payable	82,575	78,075
Accrued interest – related party	26,629	19,250
Accrued interest	27,607	21,143
Total current liabilities	243,936	216,993
Total liabilities	243,936	216,993

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(296,821)	(269,568)
Total stockholders' deficit	(243,621)	(216,368)
Total liabilities and stockholders' deficit	$315	$625

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Revenues	$—	$—

Expenses
General and administrative	13,410	13,873
Total expenses	13,410	13,873

Loss from operations before other expense	(13,410)	(13,873)

Other income (expense) non-operating
Interest expense – related party	(7,379)	(6,660)
Interest expense	(6,464)	(6,029)
Total other expense	(13,843)	(12,689)

Loss from operations before taxes	(27,253)	(26,562)

Taxes	—	—

Net loss	$(27,253)	$(26,562)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.
Statements of Stockholders' Deficit
For the years ended December 31, 2016 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2015	6,150,000	6,150	$47,050	(243,006)	$(189,806)
Net income (loss) for the year ended December 31, 2016	—	—	—	(26,562)	(26,562)
Balance – December 31, 2016	6,150,000	6,150	47,050	(269,568)	(216,368)
Net income (loss) for the year ended December 31, 2017	—	—	—	(27,253)	(27,253)
Balance – December 31, 2017	6,150,000	6,150	$47,050	(296,821)	$(243,621)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Cash Flows from Operating Activities
Net Loss	$(27,253)	$(26,562)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	6,900
Changes in operating assets and liabilities:
Accrued interest – related party	7,379	6,660
Accrued interest	6,464	6,029
Net cash provided (used) by operating activities	(6,810)	(6,973)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from note payable – related party	2,000	—
Proceeds from advances and notes payable	4,500	7,000
Net cash provided by financing activities	6,500	7,000

Increase (decrease) in cash	(310)	27

Cash and cash equivalents at beginning of year	625	598

Cash and cash equivalents at end of year	$315	$625

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into notes payable – related party	$6,900	$8,400

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization & Summary of Significant Accounting Policies

Cancer Capital Corp. (the Company), was incorporated April 11, 1997 under the laws of the State of Nevada. The Company was originally formed for the purpose of developing an alternative medical waste treatment system. However, in December 1997, the Company minimized this purpose and since that time its efforts have been directed more to raising capital, development of the Company’s business plan, SEC filings and other limited operations. On April 28, 2016 the Company filed Articles of Domestication in the state of Wyoming effecting a change of domicile from Nevada to Wyoming.

b.	Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are no potentially dilutive common stock equivalents.

	For the Years Ended December 31,
	2017	2016
Net Loss	$(27,253)	$(26,562)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.00)	$(0.00)

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.	Use of estimates

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

e.	Concentrations of Risk

As of December 31, 2017, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2017 and December 31, 2016.

f.	Reclassification

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $296,821 and $269,568 as of December 31, 2017 and December 31, 2016, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2017	2016
Net operating loss carryforward (at 21% and 34%)	$62,332	$91,653
Valuation allowance	(62,332)	(91,653)
Deferred tax asset	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2017	2016
Federal tax benefit (at 21% and 34%)	$5,723	$9,031
Change in valuation allowance	29,321	(9,031)
Effect of rate change on Deferred Tax Asset	(35,044)	—
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $243,621 and has incurred losses of $296,821 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - NOTES PAYABLE

Notes payable - unrelated parties as of December 31, 2017 are $82,575. This includes additional advances during 2017 of $4,500. The Notes bear interest at 8% and are due on demand.

Accrued interest non-related party was $27,607 and $21,143 at December 31, 2017 and 2016 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2017 and 2016, the Company incurred $6,600 and $6,900, respectively, of consulting, administrative, and professional services to a shareholder. In 2017 the 2016 payables were converted into Notes payable – related party. Notes payable – related party at December 31, 2017 and 2016 were $100,525 and $91,625, respectively. Accrued interest on these notes at December 31, 2017 and 2016 was $26,629 and $19,250, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6– STOCKHOLDERS’ EQUITY

There was no stock issued during 2017 and 2016.

NOTE 7 - RECENT PRONOUNCEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2018, Pritchett Siler & Hardy, P.C., Certified Public Accountants, resigned as our independent registered public accounting firm. Pritchett Siler & Hardy, P.C. had audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2017.

There were no disagreements between the Company and our independent principal accounting firms related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	66	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	65	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

John W. Peters – Mr. Peters retired in December 2012. Prior to his retirement, Mr. Peters was employed as an office manager and worked in a property management company. Mr. Peters also serves as a director and executive officer of C & C Tours, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. Also his experience with public reporting companies may be critical for our operations moving forward.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2017. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 16, 2018.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,600 for 2017 and $6,900 for 2016. At December 31, 2017 the Company converted accounts payable to First Equity of $6,900 into notes payable. At December 31, 2016 accounts payable to First Equity of $8,400 were converted into notes payable. At December 31, 2017 the Company owed First Equity $100,525 in notes payable with accrued interest of $26,629. These notes payable are due on demand and we have not made any payments on these amounts due.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid to our former independent public registered accounting firm, Pritchett Siler & Hardy, P.C. in connection with the audit of our financial statements and other professional services rendered by that firm for the past two fiscal years.

	2017	2016
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 13 through 23.

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

Date: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 20, 2018

By:   /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: March 23, 2018

