Form 10-Q
period 2018-03-31
CANCER CAPITAL CORP
filed 2018-05-10
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 8, 2018 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

March 31, 2018

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$178	$315
Total current assets	178	315
Total assets	$178	$315

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,700	$6,600
Accounts payable	3,475	—
Notes payable – related party	100,525	100,525
Notes payable	82,575	82,575
Accrued interest – related party	28,639	26,629
Accrued interest	29,258	27,607
Total current liabilities	253,172	243,936
Total liabilities	253,172	243,936

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(306,194)	(296,821)
Total stockholders' deficit	(252,994)	(243,621)
Total liabilities and stockholders' deficit	$178	$315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Revenues	$—	$—

Expenses
General and administrative	5,712	5,650
Total expenses	5,712	5,650

Loss from operations before other expense	(5,712)	(5,650)

Other income (expense) non-operating
Interest expense – related party	(2,010)	(1,832)
Interest expense	(1,651)	(1,561)
Total other expense	(3,661)	(3,393)

Loss from operations before taxes	(9,373)	(9,043)

Taxes	—	—

Net loss	$(9,373)	$(9,043)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Cash Flows from Operating Activities
Net Loss	$(9,373)	$(9,043)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,100
Changes in operating assets and liabilities:
Increase in Accounts payable	3,475	3,400
Increase in Accrued interest – related party	2,010	1,832
Increase in Accrued interest	1,651	1,561
Net cash provided (used) by operating activities	(137)	(150)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—

Increase (decrease) in cash	(137)	(150)

Cash and cash equivalents at beginning of period	315	625

Cash and cash equivalents at end of period	$178	$475

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2018

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2018, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $2,100. Notes payable – related party at March 31, 2018 were $100,525. Accrued interest at March 31, 2018 was $28,639. The notes bear interest at 8% and are due on demand.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At March 31, 2018 we had $178 cash compared to $315 at December 31, 2017. At March 31, 2018 total liabilities increased to $253,172 compared to $243,936 at December 31, 2017. This increase in total liabilities primarily represents accrued interest and accounts payable for consulting services and professional services provided by or paid for by a stockholder and third parties.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense increased to $5,712 for the three months ended March 31, 2018 (“2018 first quarter”) compared to $5,650 for the three months ended March 31, 2017 (“2017 first quarter”).

Total other expense increased to $3,661 for the 2018 first quarter compared to $3,393 for the 2017 first quarter. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $9,373 for the 2018 first quarter compared to $9,043 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2018 we recorded notes payable totaling $82,575 and notes payable-related party of $100,525. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest on all notes payable was $57,897 at March 31, 2018.

At March 31, 2018 accounts payable increased to $12,175 with $3,475 due to vendors and $2,100 paid for consulting services and professional services provided by or paid for by a stockholder and third parties.

As of March 31, 2018, two lenders represent in excess of 95% of our accounts and notes payable.

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

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 10, 2018	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

