Form 10-Q
period 2018-06-30
CANCER CAPITAL CORP
filed 2018-08-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2018

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$98	$315
Total current assets	98	315
Total assets	$98	$315

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,200	$6,600
Notes payable – related party	105,025	100,525
Notes payable	82,575	82,575
Accrued interest – related party	30,724	26,629
Accrued interest	30,909	27,607
Total current liabilities	259,433	243,936
Total liabilities	259,433	243,936

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(312,535)	(296,821)
Total stockholders' deficit	(259,335)	(243,621)
Total liabilities and stockholders' deficit	$98	$315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,605	2,550	8,317	8,200
Total expenses	2,605	2,550	8,317	8,200

Loss from operations before other expense	(2,605)	(2,550)	(8,317)	(8,200)

Other income (expense) non-operating
Interest expense – related party	(2,085)	(1,833)	(4,095)	(3,665)
Interest expense	(1,651)	(1,601)	(3,302)	(3,162)
Total other expense	(3,736)	(3,434)	(7,397)	(6,827)

Loss from operations before taxes	(6,341)	(5,984)	(15,714)	(15,027)

Taxes	—	—	—	—

Net loss	$(6,341)	$(5,984)	$(15,714)	$(15,027)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Cash Flows from Operating Activities
Net Loss	$(15,714)	$(15,027)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,600
Changes in operating assets and liabilities:
Increase in Accrued interest – related party	4,095	3,665
Increase in Accrued interest	3,302	3,162
Net cash provided (used) by operating activities	(4,717)	(4,600)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable – related party	4,500	4,500
Net cash provided by financing activities	4,500	4,500

Increase (decrease) in cash	(217)	(100)

Cash and cash equivalents at beginning of period	315	625

Cash and cash equivalents at end of period	$98	$525

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2018

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, a shareholder invoiced the Company $3,600 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company.

During the six months ended June 30, 2018, a shareholder loaned the Company $4,500. The notes bear interest at 8% and are due on demand. Notes payable – related party totaled $105,025 at June 30, 2018. Accrued interest at June 30, 2018 was $30,724.

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

In this report references to “Cancer Capital,” “the Company,” “we,” “us,” and “our” refer to Cancer Capital Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues since inception and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At June 30, 2018 we had $98 cash compared to $315 at December 31, 2017. At June 30, 2018 total liabilities increased to $259,433 compared to $243,936 at December 31, 2017. This increase in total liabilities primarily represents increases of accounts payable for consulting services and professional services provided by or paid for by a stockholder, loans from a shareholder and accrued interest.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense increased to $2,605 for the three months ended June 30, 2018 (“2018 second quarter”) compared to $2,550 for the three months ended June 30, 2017 (“2017 second quarter”). General and administrative expense increased to $8,317 for the six months ended June 30, 2018 (“2018 six month period”) compared to $8,200 for the six months ended June 30, 2017 (“2017 six month period”).

Total other expense increased to $3,736 for the 2018 second quarter compared to $3,434 for the 2017 second quarter and increased to $7,397 for the 2018 six month period compared to $6,827 for the 2017 six month period. Total other expense represents accrued interest related to notes payable.

Our net loss increased to $6,341 for the 2018 second quarter compared to $5,984 for the 2017 second quarter and increased to $15,714 for the 2018 six month period compared to $15,027 for the 2017 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2018 we recorded notes payable totaling $82,575 and notes payable-related party of $105,025. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest on all notes payable was $61,633 at June 30, 2018.

At June 30, 2018 accounts payable-related party increased to $10,200 due to $3,600 paid for consulting services and professional services provided by or paid for by a stockholder during the 2018 six month period.

As of June 30, 2018, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: August 9, 2018	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

