Form 10-Q
period 2018-09-30
CANCER CAPITAL CORP
filed 2018-11-06
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2018

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$83	$315
Total current assets	83	315
Total assets	$83	$315

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$11,700	$6,600
Accounts payable	1,100	—
Notes payable – related party	105,025	100,525
Notes payable	82,575	82,575
Accrued interest – related party	32,824	26,629
Accrued interest	32,560	27,607
Total current liabilities	265,784	243,936
Total liabilities	265,784	243,936

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(318,901)	(296,821)
Total stockholders' deficit	(265,701)	(243,621)
Total liabilities and stockholders' deficit	$83	$315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,615	2,600	10,932	10,800
Total expenses	2,615	2,600	10,932	10,800

Loss from operations before other expense	(2,615)	(2,600)	(10,932)	(10,800)

Other income (expense) non-operating
Interest expense – related party	(2,100)	(1,842)	(6,195)	(5,507)
Interest expense	(1,651)	(1,651)	(4,953)	(4,813)
Total other expense	(3,751)	(3,493)	(11,148)	(10,320)

Loss from operations before taxes	(6,366)	(6,093)	(22,080)	(21,120)

Taxes	—	—	—	—

Net loss	$(6,366)	$(6,093)	$(22,080)	$(21,120)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Cash Flows from Operating Activities
Net Loss	$(22,080)	$(21,120)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,100	5,100
Changes in operating assets and liabilities:
Accounts payable	1,100	—
Increase in accrued interest – related party	6,195	5,507
Increase in accrued interest	4,953	4,813
Net cash provided (used) by operating activities	(4,732)	(5,700)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable – related party	4,500	1,000
Proceeds from advances and notes payable	—	4,500
Net cash provided by financing activities	4,500	5,500

Increase (decrease) in cash	(232)	(200)

Cash and cash equivalents at beginning of period	315	625

Cash and cash equivalents at end of period	$83	$425

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $5,100, resulting in the Company owing the shareholder $11,700 and $6,600 at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, a shareholder loaned the Company $4,500. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2018 and December 31, 2017 were $105,025 and $100,525, respectively. Accrued interest at September 30, 2018 and December 31, 2017 was $32,824 and $26,629, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At September 30, 2018 we had $83 cash compared to $315 at December 31, 2017. At September 30, 2018 total liabilities increased to $265,784 compared to $243,936 at December 31, 2017. This increase in total liabilities primarily represents increases of accounts payable and accounts payable – related party for consulting services and professional services provided by or paid for by a stockholder, loans from a shareholder and accrued interest.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense increased to $2,615 for the three months ended September 30, 2018 (“2018 third quarter”) compared to $2,600 for the three months ended September 30, 2017 (“2017 third quarter”). General and administrative expense increased to $10,932 for the nine months ended September 30, 2018 (“2018 nine month period”) compared to $10,800 for the nine months ended September 30, 2017 (“2017 nine month period”).

Total other expense increased to $3,751 for the 2018 third quarter compared to $3,493 for the 2017 third quarter and increased to $11,148 for the 2018 nine month period compared to $10,320 for the 2017 nine month period. Total other expense represents interest expense related to notes payable.

Our net loss increased to $6,366 for the 2018 third quarter compared to $6,093 for the 2017 third quarter and increased to $22,080 for the 2018 nine month period compared to $21,120 for the 2017 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2018 we recorded notes payable totaling $82,575 and notes payable-related party of $105,025. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest on all notes payable was $65,384 at September 30, 2018.

At September 30, 2018 accounts payable-related party increased to $11,700 due to $5,100 paid for consulting services and professional services provided by or paid for by a stockholder during the 2018 nine month period.

As of September 30, 2018, two lenders represent in excess of 95% of our accounts and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 6, 2018	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

