Form 10-Q
period 2019-03-31
CANCER CAPITAL CORP
filed 2019-05-10
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 10, 2019 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

March 31, 2019

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$253	$168
Total current assets	253	168
Total assets	$253	$168

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,100	$6,600
Accounts payable	3,900	1,100
Notes payable – related party	114,025	112,825
Notes payable	82,575	82,575
Accrued interest – related party	37,191	34,948
Accrued interest	35,862	34,211
Total current liabilities	281,653	272,259
Total liabilities	281,653	272,259

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(334,600)	(325,291)
Total stockholders' deficit	(281,400)	(272,091)
Total liabilities and stockholders' deficit	$253	$168

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

Revenues	$—	$—

Expenses
General and administrative	5,415	5,712
Total expenses	5,415	5,712

Loss from operations before other expense	(5,415)	(5,712)

Other income (expense) non-operating
Interest expense – related party	(2,243)	(2,010)
Interest expense	(1,651)	(1,651)
Total other expense	(3,894)	(3,661)

Loss from operations before taxes	(9,309)	(9,373)

Taxes	—	—

Net loss	$(9,309)	$(9,373)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Statement of Stockholders Equity (Deficit)

For the three months ended March 31, 2018 and 2019

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balance – December 31, 2017	6,150,000	$6,150	$47,050	$(296,821)	$(243,621)
Net income (loss) for the quarter ended - March 31, 2018	—	—	—	(9,373)	(9,373)
Balance – March 31, 2018	6,150,000	$6,150	$47,050	$(306,194)	$(252,994)

Balance – December 31, 2018	6,150,000	$6,150	47,050	(325,291)	(272,091)
Net income (loss) for the quarter ended - March 31, 2019	—	—	—	(9,309)	(9,309)
Balance – March 31, 2019	6,150,000	$6,150	47,050	(334,600)	(281,400)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

Cash Flows from Operating Activities
Net Loss	$(9,309)	$(9,373)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	1,500	2,100
Changes in operating assets and liabilities:
Accounts payable	2,800	3,475
Increase in accrued interest – related party	2,243	2,010
Increase in accrued interest	1,651	1,651
Net cash provided (used) by operating activities	(1,115)	(137)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,200	—
Net cash provided by financing activities	1,200	—

Increase (decrease) in cash	85	(137)

Cash and cash equivalents at beginning of period	168	315

Cash and cash equivalents at end of period	$253	$178

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2019

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2018 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for year ending December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in the Company owing the shareholder $8,100 and $6,600 at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, a shareholder loaned the Company $1,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at March 31, 2019 and December 31, 2018 were $114,025 and $112,825, respectively. Accrued interest at March 31, 2019 and December 31, 2018 was $37,191 and $34,948, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At March 31, 2019 we had $253 cash compared to $168 at December 31, 2018. At March 31, 2019 total liabilities increased to $281,653 compared to $272,259 at December 31, 2018. This increase in total liabilities represents increases of accounts payable to vendors, accounts payable – related party for consulting services and professional services provided by or paid for by a stockholder, loans from a shareholder and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense decreased to $5,415 for the three months ended March 31, 2019 (“2019 first quarter”) compared to $5,712 for the three months ended March 31, 2018 (“2018 first quarter”). The decrease is primarily due to reduced accounts payable.

Total other expense increased to $3,894 for the 2019 first quarter compared to $3,661 for the 2018 first quarter. Total other expense represents interest expense related to notes payable.

Our net loss decreased to $9,309 for the 2019 first quarter compared to $9,373 for the 2018 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2019 we reported notes payable totaling $82,575 and notes payable-related party of $114,025. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest on all notes payable was $73,053 at March 31, 2019.

At March 31, 2019 accounts payable-related party increased to $8,100 due to $1,500 paid for consulting services and professional services provided by or paid for by a stockholder during the 2019 first quarter. Accounts payable increased to $3,900 due to $2,800 owed to vendors for the 2019 first quarter.

As of March 31, 2019, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 10, 2019	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

