Form 10-Q
period 2019-06-30
CANCER CAPITAL CORP
filed 2019-08-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-32363

CANCER CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	91-1803648 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip code)

(801) 323-2395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 7, 2019 was 6,150,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2019

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$243	$168
Total current assets	243	168
Total assets	$243	$168

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,600	$6,600
Accounts payable	1,200	1,100
Notes payable – related party	117,925	112,825
Notes payable	82,575	82,575
Accrued interest – related party	39,504	34,948
Accrued interest	37,513	34,211
Total current liabilities	288,317	272,259
Total liabilities	288,317	272,259

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(341,274)	(325,291)
Total stockholders' deficit	(288,074)	(272,091)
Total liabilities and stockholders' deficit	$243	$168

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,710	2,605	8,125	8,317
Total expenses	2,710	2,605	8,125	8,317

Loss from operations before other expense	(2,710)	(2,605)	(8,125)	(8,317)

Other income (expense) non-operating
Interest expense – related party	(2,313)	(2,085)	(4,556)	(4,095)
Interest expense	(1,651)	(1,651)	(3,302)	(3,302)
Total other expense	(3,964)	(3,736)	(7,858)	(7,397)

Loss from operations before taxes	(6,674)	(6,341)	(15,983)	(15,714)

Taxes	—	—	—	—

Net loss	$(6,674)	$(6,341)	$(15,983)	$(15,714)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Statement of Stockholders Equity (Deficit)

For the six months ended June 30, 2018 and 2019

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balance – December 31, 2017	6,150,000	$6,150	$47,050	$(296,821)	$(243,621)
Net income (loss) for the quarter ended - March 31, 2018	—	—	—	(9,373)	(9,373)
Balance – March 31, 2018	6,150,000	$6,150	$47,050	$(306,194)	$(252,994)
Net income (loss) for the quarter ended – June 30, 2018	—	—	—	(6,341)	(6,341)
Balance – June 30, 2018	6,150,000	$6,150	$47,050	$(312,535)	$(259,335)

Balance – December 31, 2018	6,150,000	$6,150	47,050	$(325,291)	$(272,091)
Net income (loss) for the quarter ended - March 31, 2019	—	—	—	(9,309)	(9,309)
Balance – March 31, 2019	6,150,000	$6,150	47,050	$(334,600)	$(281,400)
Net income (loss) for the quarter ended - June 30, 2019	—	—	—	(6,674)	(6,674)
Balance – June 30, 2019	6,150,000	$6,150	47,050	$(341,274)	$(288,074)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Cash Flows from Operating Activities
Net Loss	$(15,983)	$(15,714)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,000	3,600
Changes in operating assets and liabilities:
Accounts payable	100	—
Increase in accrued interest – related party	4,556	4,095
Increase in accrued interest	3,302	3,302
Net cash provided (used) by operating activities	(5,025)	(4,717)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	5,100	4,500
Net cash provided by financing activities	5,100	4,500

Increase (decrease) in cash	75	(217)

Cash and cash equivalents at beginning of period	168	315

Cash and cash equivalents at end of period	$243	$98

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2019

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2018 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for year ending December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, a shareholder, invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000, resulting in the Company owing the shareholder $9,600 and $6,600 at June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, a shareholder loaned the Company $5,100. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2019 and December 31, 2018 were $117,925 and $112,825, respectively. Accrued interest at June 30, 2019 and December 31, 2018 was $39,504 and $34,948, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related and third parties to provide and pay for professional and operational expenses. At June 30, 2019 we had $243 cash compared to $168 at December 31, 2018. At June 30, 2019 total liabilities increased to $288,317 compared to $272,259 at December 31, 2018. This increase in total liabilities represents increases of accounts payable to vendors, accounts payable – related party for consulting services and professional services provided by or paid for by a stockholder, loans from a shareholder and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense decreased to $8,125 for the six months ended June 30, 2019 (“2019 six month period”) compared to $8,317 for the six months ended June 30, 2018 (“2018 six month period”). The decrease for the 2019 six month period was primarily due to reduced accounts payable. General and administrative expense increased to $2,710 for the three months ended June 30, 2019 (“2019 second quarter”) compared to $2,605 for the three months ended June 30, 2018 (“2018 second quarter”).

Total other expense increased to $7,858 for the 2019 six month period compared to $7,397 for the 2018 six month period. Total other expense increased to $3,964 for the 2019 second quarter compared to $3,736 for the 2018 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $15,983 for the 2019 six month period compared to $15,714 for the 2018 six month period. Our net loss increased to $6,674 for the 2019 second quarter compared to $6,341 for the 2018 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2019 we reported notes payable totaling $82,575 and notes payable-related party of $117,925. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest on all notes payable was $77,017 at June 30, 2019.

At June 30, 2019 accounts payable-related party increased to $9,600 due to $3,000 paid for consulting services and professional services provided by or paid for by a stockholder during the 2019 six month period. Accounts payable, representing amounts owed to vendors, increased to $1,200 for the 2019 six month period.

As of June 30, 2019, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

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

Date: August 9, 2019	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

