Form 10-K
period 2019-12-31
CANCER CAPITAL CORP
filed 2020-04-14
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The number of shares outstanding of the registrant’s common stock as of April 14, 2020 was 6,150,000.

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

Holders and Dividends

We have 38 stockholders of record holding 6,150,000 common shares as of April 14, 2020. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide and pay for professional and operational expenses. At December 31, 2019 we had cash of $218 compared to $168 cash at December 31, 2018. At December 31, 2019 total liabilities increased to $301,804 compared to $272,259 at December 31, 2018. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense was $13,550 for 2019 compared to $13,547 for 2018. General and administrative expense primarily reflects consulting and accounting services relied upon for our operations. Total other expense, representing interest expense on notes payable and notes payable-related party, increased to $15,945 for 2019 compared to $14,923 for 2018. Accordingly, our net loss increased to $29,495 for 2019 compared to $28,470 for 2018. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2019, we had notes payable totaling $82,575. The notes bear interest at 8% and are due on demand. Accrued interest for these notes payable was $40,815 and $34,211 at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company incurred $6,000 and $6,600, respectively, for consulting, administrative, and professional services provided by a more than 5% shareholder. In 2019 the 2018 accounts payables were converted into notes payable–related party. Notes payable–related party at December 31, 2019 and 2018 were $126,925 and $112,825, respectively. Accrued interest on these notes at December 31, 2019 and 2018 was $44,289 and $34,948, respectively. The notes bear interest at 8% and are due on demand.

As of December 31, 2019, two lenders represent in excess of 95% of our accounts and notes payable.

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

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cancer Capital Corp. (the Company) as of December 31 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 10, 2020

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$218	$168
Total current assets	218	168
Total assets	$218	$168

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,000	$6,600
Accounts payable	1,200	1,100
Notes payable – related party	126,925	112,825
Notes payable	82,575	82,575
Accrued interest – related party	44,289	34,948
Accrued interest	40,815	34,211
Total current liabilities	301,804	272,259
Total liabilities	301,804	272,259

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(354,786)	(325,291)
Total stockholders' deficit	(301,586)	(272,091)
Total liabilities and stockholders' deficit	$218	$168

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018

Revenues	$—	$—

Operating Expenses
General and administrative	13,550	13,547
Total Operating Expenses	13,550	13,547

Loss from operations before other expense	(13,550)	(13,547)

Other income (expense) non-operating
Interest expense – related party	(9,341)	(8,319)
Interest expense	(6,604)	(6,604)
Total other expense	(15,945)	(14,923)

Loss from operations before taxes	(29,495)	(28,470)

Taxes	—	—

Net loss	$(29,495)	$(28,470)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.
Statements of Stockholders' Deficit
For the years ended December 31, 2018 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2017	6,150,000	6,150	$47,050	(296,821)	$(243,621)
Net income (loss) for the year ended December 31, 2018	—	—	—	(28,470)	(28,470)
Balance – December 31, 2018	6,150,000	6,150	47,050	(325,291)	(272,091)
Net income (loss) for the year ended December 31, 2019	—	—	—	(29,495)	(29,495)
Balance – December 31, 2019	6,150,000	6,150	$47,050	(354,786)	$(301,586)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018

Cash Flows from Operating Activities
Net Loss	$(29,495)	$(28,470)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,000	6,600
Changes in operating assets and liabilities:
Accounts payable	100	1,100
Accrued interest – related party	9,341	8,319
Accrued interest	6,604	6,604
Net cash provided (used) by operating activities	(7,450)	(5,847)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from note payable – related party	7,500	5,700
Net cash provided by financing activities	7,500	5,700

Increase (decrease) in cash	50	(147)

Cash and cash equivalents at beginning of year	168	315

Cash and cash equivalents at end of year	$218	$168

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into notes payable – related party	$6,600	$6,600

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2019 and 2018

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

	For the Years Ended December 31,
	2019	2018
Net Loss	$(29,495)	$(28,470)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.00)	$(0.00)

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.	Use of estimates

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

As of December 31, 2019, two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2019 and December 31, 2018.

NOTE 2 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature:

NOTE 2 - INCOME TAXES (continued)

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $354,786 and $325,291 as of December 31, 2019 and December 31, 2018, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2019	2018
Deferred tax asset:
Net operating loss carryforward (at 21%)	$74,505	$68,311
Valuation allowance	(74,505)	(68,311)
	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2019	2018
Federal tax benefit (at 21%)	$6,194	$5,979
Change in valuation allowance	(6,194)	(5,979)
Effect of rate change on Deferred Tax Asset	—	—
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018, 2017 and 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $301,586 and has incurred losses of $354,786 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - NOTES PAYABLE

Notes payable–unrelated party balances as of December 31, 2019 and 2018 were $82,575 and $82,575, respectively. The Notes bear interest at 8% and are due on demand.

Accrued interest non-related party was $40,815 and $34,211 at December 31, 2019 and 2018, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2019 and 2018, the Company incurred $6,000 and $6,600, respectively, of consulting, administrative, and professional services to a shareholder. In 2019 the 2018 payables were converted into Notes payable–related party. Notes payable–related party balances at December 31, 2019 and 2018 were $126,925 and $112,825, respectively. Accrued interest on these notes at December 31, 2019 and 2018 was $44,289 and $34,948, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6– STOCKHOLDERS’ EQUITY

There was no stock issued during 2019 and 2018.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

For the year ended December 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	68	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	67	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

John W. Peters – Mr. Peters retired in December 2012 from his employment as an office manager and a manager of a property management company. Mr. Peters also serves as a director and executive officer of C & C Tours, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. Also his experience with public reporting companies may be critical for our operations moving forward.

L. Michelle Peters – Mrs. Peters is employed with a legal firm as a legal assistant and she has over 40 years of experience working as a legal assistant and/or paralegal for law firms located in Salt Lake City, Utah and Atlanta, Georgia.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2019. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of April 14, 2020.

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

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,000 for 2019 and $6,600 for 2018. At December 31, 2019 the Company converted accounts payable-related party to First Equity of $6,600 to notes payable-related party and at December 31, 2018 accounts payable-related party to First Equity of $6,600 were converted to notes payable-related party. At December 31, 2019 the Company owed First Equity $126,925 in notes payable-related party with accrued interest-related party of $44,289. At December 31, 2018 the Company owed First Equity $112,825 in notes payable-related party with accrued interest-related party of $34,948. These notes payable are due on demand and we have not made any payments on these amounts due.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Pinnacle Accountancy Group of Utah, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2019	2018
Audit fees	$6,200	$5,400
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Financial statements of Cancer Capital Corp. are included in this report under Item 8 on pages 12 through 21.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation, dated April 11, 1997 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
3(i).2	Wyoming Articles of Domestication for Cancer Capital, dated April 28, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed May 13, 2016)
3(ii)	Bylaws of Cancer Capital, dated May 2, 2016 (Incorporated by reference to exhibit 3(ii) to Form 10-Q, filed May 13, 2016)
4.6	Description of securities
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

CANCER CAPITAL CORP.

By:  /s/ John W. Peters

John W. Peters, President

Date: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial Officer

Date: April 14, 2020

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: April 14, 2020

