Form 10-Q
period 2020-03-31
CANCER CAPITAL CORP
filed 2020-05-12
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 12, 2020 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

March 31, 2020

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$3,703	$218
Total current assets	3,703	218
Total assets	$3,703	$218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$7,500	$6,000
Accounts payable	2,400	1,200
Notes payable – related party	133,125	126,925
Notes payable	82,575	82,575
Accrued interest – related party	46,830	44,289
Accrued interest	42,466	40,815
Total current liabilities	314,896	301,804
Total liabilities	314,896	301,804

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(364,393)	(354,786)
Total stockholders' deficit	(311,193)	(301,586)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,703	$218

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019

Revenues	$—	$—

Expenses
General and administrative	5,415	5,415
Total expenses	5,415	5,415

Loss from operations before other expense	(5,415)	(5,415)

Other income (expense) non-operating
Interest expense – related party	(2,541)	(2,243)
Interest expense	(1,651)	(1,651)
Total other expense	(4,192)	(3,894)

Loss from operations before taxes	(9,607)	(9,309)

Taxes	—	—

Net loss	$(9,607)	$(9,309)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Statements of Stockholders Equity (Deficit)

For the three months ended March 31, 2019 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance – December 31, 2018	6,150,000	$6,150	$47,050	$(325,291)	$(272,091)
Net income (loss) for the quarter ended - March 31, 2019	—	—	—	(9,309)	(9,309)
Balance – March 31, 2019	6,150,000	$6,150	$47,050	$(334,600)	$(281,400)

Balance – December 31, 2019	6,150,000	$6,150	$47,050	$(354,786)	$(301,586)
Net income (loss) for the quarter ended - March 31, 2020	—	—	—	(9,607)	(9,607)
Balance – March 31, 2020	6,150,000	$6,150	$47,050	$(364,393)	$(311,193)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019

Cash Flows from Operating Activities
Net Loss	$(9,607)	$(9,309)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities:
Increase in accounts payable	1,200	2,800
Increase in accrued interest – related party	2,541	2,243
Increase in accrued interest	1,651	1,651
Net cash provided (used) by operating activities	(2,715)	(1,115)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	6,200	1,200
Net cash provided by financing activities	6,200	1,200

Increase (decrease) in cash	3,485	85

Cash and cash equivalents at beginning of period	218	168

Cash and cash equivalents at end of period	$3,703	$253

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2019 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for year ending December 31, 2020.

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

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in the Company owing the shareholder $7,500 and $6,000 at March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020, a shareholder loaned the Company $6,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at March 31, 2020 and December 31, 2019 were $133,125 and $126,925, respectively. Accrued interest at March 31, 2020 and December 31, 2019 was $46,830 and $44,289, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At March 31, 2020 we had $3,703 cash compared to $218 at December 31, 2019. At March 31, 2020 total liabilities increased to $314,896 compared to $301,804 at December 31, 2019.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $5,415 for the three months ended March 31, 2020 (“2020 first quarter”) and the three months ended March 31, 2019 (“2019 first quarter”).

Total other expense increased to $4,192 for the 2020 first quarter compared to $3,894 for the 2019 first quarter. Total other expense represents interest expense related to notes payable and notes payable-related party.

Our net loss increased to $9,607 for the 2020 first quarter compared to $9,309 for the 2019 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2020 we reported notes payable totaling $82,575 with accrued interest of $42,466. Notes payable-related party totaled $133,125 with accrued interest of $46,830. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the three months ended March 31, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in the Company owing the shareholder $7,500 at March 31, 2020.

During the three months ended March 31, 2020, a shareholder loaned the Company $6,200 resulting in the Company owing the shareholder $133,125 at March 31, 2020. The notes payable bears interest at 8% and are due on demand.

At March 31, 2020 the Company owes venders an aggregate of $2,400.

As of March 31, 2020, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 12, 2020	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

