Form 10-Q
period 2020-06-30
CANCER CAPITAL CORP
filed 2020-08-10
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2020 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2020

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$108	$218
Total current assets	108	218
Total assets	$108	$218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,000
Accounts payable	—	1,200
Notes payable – related party	133,125	126,925
Notes payable	82,575	82,575
Accrued interest – related party	49,493	44,289
Accrued interest	44,117	40,815
Total current liabilities	318,310	301,804
Total liabilities	318,310	301,804

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(371,402)	(354,786)
Total stockholders' deficit	(318,202)	(301,586)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108	$218

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,695	2,710	8,110	8,125
Total operating expenses	2,695	2,710	8,110	8,125

Loss from operations before other expense	(2,695)	(2,710)	(8,110)	(8,125)

Other income (expense) non-operating
Interest expense – related party	(2,663)	(2,313)	(5,204)	(4,556)
Interest expense	(1,651)	(1,651)	(3,302)	(3,302)
Total other expense	(4,314)	(3,964)	(8,506)	(7,858)

Loss from operations before taxes	(7,009)	(6,674)	(16,616)	(15,983)

Taxes	—	—	—	—

Net loss	$(7,009)	$(6,674)	$(16,616)	$(15,983)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance – December 31, 2018	6,150,000	$6,150	$47,050	$(325,291)	$(272,091)
Net income (loss) for the quarter ended – March 31, 2019	—	—	—	(9,309)	(9,309)
Balance – March 31, 2019	6,150,000	$6,150	$47,050	$(334,600)	$(281,400)
Net income (loss) for the quarter ended – June 30, 2019	—	—	—	(6,674)	(6,674)
Balance – June 30, 2019	6,150,000	$6,150	$47,050	$(341,274)	$(288,074)

Balance – December 31, 2019	6,150,000	$6,150	$47,050	$(354,786)	$(301,586)
Net income (loss) for the quarter ended – March 31, 2020	—	—	—	(9,607)	(9,607)
Balance – March 31, 2020	6,150,000	$6,150	$47,050	$(364,393)	$(311,193)
Net income (loss) for the quarter ended – June 30, 2020	—	—	—	(7,009)	(7,009)
Balance – June 30, 2020	6,150,000	$6,150	$47,050	$(371,402)	$(318,202)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019

Cash Flows from Operating Activities
Net Loss	$(16,616)	$(15,983)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,300	3,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,200)	100
Increase in accrued interest – related party	5,204	4,556
Increase in accrued interest	3,302	3,302
Net cash provided (used) by operating activities	(6,310)	(5,025)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	6,200	5,100
Net cash provided by financing activities	6,200	5,100

Increase (decrease) in cash	(110)	75

Cash and cash equivalents at beginning of period	218	168

Cash and cash equivalents at end of period	$108	$243

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2019 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for year ending December 31, 2020.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000, resulting in the Company owing the shareholder $9,000 and $6,000 at June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, a shareholder loaned the Company $6,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2020 and December 31, 2019 were $133,125 and $126,925, respectively. Accrued interest at June 30, 2020 and December 31, 2019 was $49,493 and $44,289, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At June 30, 2020 we had $108 cash compared to $218 at December 31, 2019. At June 30, 2020 total liabilities increased to $318,310 compared to $301,804 at December 31, 2019.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $8,110 for the six months ended June 30, 2020 (“2020 six month period”) compared to $8,125 for the six months ended June 30, 2019 (“2019 six month period”). General and administrative expense was $2,695 for the three months ended June 30, 2020 (“2020 second quarter”) compared to $2,710 for the three months ended June 30, 2019 (“2019 second quarter”).

Total other expense increased to $8,506 for the 2020 six month period compared to $7,858 for the 2019 six month period. Total other expense increased to $4,314 for the 2020 second quarter compared to $3,964 for the 2019 second quarter. Total other expense represents interest expense related to notes payable and notes payable-related party.

Our net loss increased to $16,616 for the 2020 six month period compared to $15,983 for the 2019 six month period and our net loss increased to $7,009 for the 2020 second quarter compared to $6,674 for the 2019 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2020 we reported notes payable totaling $82,575 with accrued interest of $44,117 and notes payable-related party totaled $133,125 with accrued interest of $49,493. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the six months ended June 30, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000, resulting in the Company owing the shareholder $9,000 at June 30, 2020.

During the six months ended June 30, 2020, a shareholder loaned the Company $6,200 resulting in the Company owing the shareholder $133,125 at June 30, 2020. The notes payable bears interest at 8% and are due on demand.

As of June 30, 2020, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 10, 2020	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

