Form 10-Q
period 2020-09-30
CANCER CAPITAL CORP
filed 2020-11-06
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2020 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2020

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$1,898	$218
Total current assets	1,898	218
Total assets	$1,898	$218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Accounts payable	—	1,200
Notes payable – related party	133,125	126,925
Notes payable	85,575	82,575
Accrued interest – related party	52,156	44,289
Accrued interest	45,808	40,815
Total current liabilities	327,164	301,804
Total liabilities	327,164	301,804

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(378,466)	(354,786)
Total stockholders' deficit	(325,266)	(301,586)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,898	$218

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2020	FOR THE THREE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2019

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,710	2,710	10,820	10,835
Total operating expenses	2,710	2,710	10,820	10,835

Loss from operations before other expense	(2,710)	(2,710)	(10,820)	(10,835)

Other income (expense) non-operating
Interest expense – related party	(2,663)	(2,379)	(7,867)	(6,935)
Interest expense	(1,691)	(1,651)	(4,993)	(4,953)
Total other expense	(4,354)	(4,030)	(12,860)	(11,888)

Loss from operations before taxes	(7,064)	(6,740)	(23,680)	(22,723)

Taxes	—	—	—	—

Net loss	$(7,064)	$(6,740)	$(23,680)	$(22,723)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended Sept 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance – December 31, 2018	6,150,000	$6,150	$47,050	$(325,291)	$(272,091)
Net income (loss) for the quarter ended – March 31, 2019	—	—	—	(9,309)	(9,309)
Balance – March 31, 2019	6,150,000	$6,150	$47,050	$(334,600)	$(281,400)
Net income (loss) for the quarter ended – June 30, 2019	—	—	—	(6,674)	(6,674)
Balance – June 30, 2019	6,150,000	$6,150	$47,050	$(341,274)	$(288,074)
Net income (loss) for the quarter ended – September 30, 2019	—	—	—	(6,740)	(6,740)
Balance – September 30, 2019	6,150,000	$6,150	$47,050	$(348,014)	$(294,814)

Balance – December 31, 2019	6,150,000	$6,150	$47,050	$(354,786)	$(301,586)
Net income (loss) for the quarter ended – March 31, 2020	—	—	—	(9,607)	(9,607)
Balance – March 31, 2020	6,150,000	$6,150	$47,050	$(364,393)	$(311,193)
Net income (loss) for the quarter ended – June 30, 2020	—	—	—	(7,009)	(7,009)
Balance – June 30, 2020	6,150,000	$6,150	$47,050	$(371,402)	$(318,202)
Net income (loss) for the quarter ended – September 30, 2020	—	—	—	(7,064)	(7,064)
Balance – September 30, 2020	6,150,000	$6,150	$47,050	$(378,466)	$(325,266)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2019

Cash Flows from Operating Activities
Net Loss	$(23,680)	$(22,723)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,200)	(1,100)
Increase in accrued interest – related party	7,867	6,935
Increase in accrued interest	4,993	4,953
Net cash used by operating activities	(7,520)	(7,435)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	6,200	7,500
Proceeds from notes payable	3,000	—
Net cash provided by financing activities	9,200	7,500

Increase (decrease) in cash	1,680	65

Cash and cash equivalents at beginning of period	218	168

Cash and cash equivalents at end of period	$1,898	$233

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2019 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for year ending December 31, 2020.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500, resulting in the Company owing the shareholder $10,500 and $6,000 at September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, a shareholder loaned the Company $6,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2020 and December 31, 2019 were $133,125 and $126,925, respectively. Accrued interest at September 30, 2020 and December 31, 2019 was $52,156 and $44,289, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2020, the Company was loaned $3,000. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2020 and December 31, 2019 were $85,575 and $82,575, respectively. Accrued interest at September 30, 2020 and December 31, 2019 was $45,808 and $40,815, respectively.

NOTE 5 – SUBSEQUENT EVENTS

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

In this report references to “Cancer Capital,” “the Company,” “we,” “us,” and “our” refer to Cancer Capital Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues since inception and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue. At this time management is unsure what effect the COVID-19 pandemic will have on our search for companies to combine with.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may complete a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At September 30, 2020 we had $1,898 cash compared to $218 at December 31, 2019. At September 30, 2020, total liabilities increased to $327,164 compared to $301,804 at December 31, 2019.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $10,820 for the nine months ended September 30, 2020 (“2020 nine-month period”) compared to $10,835 for the nine months ended September 30, 2019 (“2019 nine-month period”). General and administrative expense was $2,710 for the three months ended September 30, 2020 (“2020 third quarter”) compared to $2,710 for the three months ended September 30, 2019 (“2019 third quarter”).

Total other expense increased to $12,860 for the 2020 nine-month period compared to $11,888 for the 2019 nine-month period. Total other expense increased to $4,354 for the 2020 third quarter compared to $4,030 for the 2019 third quarter. Total other expense represents interest expense related to notes payable and notes payable-related party.

Our net loss increased to $23,680 for the 2020 nine-month period compared to $22,723 for the 2019 nine-month period and our net loss increased to $7,064 for the 2020 third quarter compared to $6,740 for the 2019 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2020, we reported notes payable totaling $85,575 with accrued interest of $45,808 and notes payable-related party totaled $133,125 with accrued interest of $52,156. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the nine months ended September 30, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500, resulting in the Company owing the shareholder $10,500 at September 30, 2020.

During the nine months ended September 30, 2020, a third party loaned the Company $3,000 and a shareholder loaned the Company $6,200 resulting in the Company owing that shareholder $133,125 at September 30, 2020. The notes payable bears interest at 8% and are due on demand.

As of September 30, 2020, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Date: November 6, 2020	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

