Form 10-K
period 2020-12-31
CANCER CAPITAL CORP
filed 2021-03-25
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___ to ___

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 25, 2021 was 6,150,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26
	Signatures	27

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

At this time, management is unsure what effect the COVID-19 pandemic (the “Pandemic”) will have on our search for companies to combine with. Since we have minimal operations, the Pandemic has not caused any significant changes to our operations.

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

Holders and Dividends

We have 38 stockholders of record holding 6,150,000 common shares as of March 25, 2021. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

At December 31, 2020 we had cash of $698 compared to $218 cash at December 31, 2019 as a result of proceeds from loans. At December 31, 2020 total liabilities increased to $333,038 compared to $301,804 at December 31, 2019. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

During the next 12 months the Company anticipates incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2020 and 2019. We recorded a slight decline in total operating expenses for December 31, 2020 compared to December 31, 2019. Interest expense for notes payable and notes payable – related party increased by 7.5% for December 31, 2020 compared to December 31, 2019. Our net loss increased 4.0% for December 31, 2020 compared to December 31, 2019. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2020 and 2019, we had notes payable totaling $85,575 and $82,575, respectively. The notes bear interest at 8% and are due on demand. Accrued interest for these notes payable was $47,519 and $40,815 at December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company incurred $6,000 and $6,000, respectively, for consulting, administrative, and professional services provided by a more than 5% shareholder. In 2020, the 2019 accounts payable–related party totaling $6,000 were converted into notes payable–related party, and in 2019, the 2018 accounts payable–related party totaling $6,600 were converted to notes payable–related party. Notes payable–related party at December 31, 2020 and 2019 were $139,125 and $126,925, respectively. The notes bear interest at 8% and are due on demand.

Accrued interest on these notes at December 31, 2020 and 2019 was $54,819 and $44,289, respectively.

As of December 31, 2020 and 2019, two lenders represent in excess of 95% of our accounts payable and notes payable.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cancer Capital Corp. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 23, 2021

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$698	$218
Total current assets	698	218
Total assets	$698	$218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,000	$6,000
Accounts payable	—	1,200
Notes payable – related party	139,125	126,925
Notes payable	85,575	82,575
Accrued interest – related party	54,819	44,289
Accrued interest	47,519	40,815
Total current liabilities	333,038	301,804
Total liabilities	333,038	301,804

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(385,540)	(354,786)
Total stockholders' deficit	(332,340)	(301,586)
Total liabilities and stockholders' deficit	$698	$218

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019

Revenues	$—	$—

Operating Expenses
General and administrative	13,520	13,550
Total Operating Expenses	13,520	13,550

Loss from operations	(13,520)	(13,550)

Other income (expense)
Interest expense – related party	(10,530)	(9,341)
Interest expense	(6,704)	(6,604)
Total other income (expense)	(17,234)	(15,945)

Loss before income taxes	(30,754)	(29,495)

Income tax expense	—	—

Net loss	$(30,754)	$(29,495)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.
Statements of Stockholders' Deficit
For the years ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2018	6,150,000	6,150	$47,050	(325,291)	$(272,091)
Net income (loss) for the year ended December 31, 2019	—	—	—	(29,495)	(29,495)
Balance – December 31, 2019	6,150,000	6,150	47,050	(354,786)	(301,586)
Net income (loss) for the year ended December 31, 2020	—	—	—	(30,754)	(30,754)
Balance – December 31, 2020	6,150,000	6,150	$47,050	(385,540)	$(332,340)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019

Cash Flows from Operating Activities
Net Loss	$(30,754)	$(29,495)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Accounts payable	(1,200)	100
Accrued interest – related party	10,530	9,341
Accrued interest	6,704	6,604
Net cash used by operating activities	(8,720)	(7,450)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	3,000	—
Proceeds from notes payable – related party	6,200	7,500
Net cash provided by financing activities	9,200	7,500

Increase (decrease) in cash	480	50

Cash and cash equivalents at beginning of year	218	168

Cash and cash equivalents at end of year	$698	$218

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into notes payable – related party	$6,000	$6,600

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2020 and 2019

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

	For the Years Ended December 31,
	2020	2019
Net Loss	$(30,754)	$(29,495)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.01)	$(0.00)

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

d.	Use of Estimates

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

e.	Concentrations of Risk

As of December 31, 2020 and 2019, two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

f.	Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

g.	Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 - INCOME TAXES

The Company follows FASB ASC 740, Income Taxes which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $385,540 and $354,786 as of December 31, 2020 and December 31, 2019, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2020	2019
Deferred tax asset:
Net operating loss carryforward (at 21%)	$80,963	$74,505
Valuation allowance	(80,963)	(74,505)
	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2020	2019
Federal tax benefit (at 21%)	$6,458	$6,194
Change in valuation allowance	(6,458)	(6,194)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2018 and 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $332,340 and has incurred losses of $385,540 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 4 - NOTES PAYABLE

Notes payable as of December 31, 2020 and 2019 were $85,575 and $82,575, respectively. The notes bear interest at 8% and are due on demand.

Accrued interest on these notes was $47,519 and $40,815 at December 31, 2020 and 2019, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2020 and 2019, the Company incurred $6,000 and $6,000, respectively, of consulting, administrative, and professional services to a shareholder. In 2020, $6,000 accounts payable – related party for 2019 were converted into notes payable – related party and in 2019, the $6,600 in accounts payable – related party for 2018 were converted into notes payable – related party. Notes payable – related party at December 31, 2020 and 2019 were $139,125 and $126,925, respectively. Accrued interest on these notes at December 31, 2020 and 2019 was $54,819 and $44,289, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6– STOCKHOLDERS’ EQUITY

There was no stock issued during 2020 or 2019.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and our independent registered public accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	69	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	68	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

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

Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. Also, his experience with public reporting companies may be critical for our operations moving forward.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2020. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 25, 2021.

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

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,000 for 2020 and $6,000 for 2019. At December 31, 2020 the Company converted accounts payable – related party to First Equity of $6,000 to notes payable – related party and at December 31, 2019 accounts payable – related party to First Equity of $6,600 were converted to notes payable – related party. At December 31, 2020 the Company owed First Equity $139,125 in notes payable – related party with accrued interest – related party of $54,819. At December 31, 2019 the Company owed First Equity $126,925 in notes payable – related party with accrued interest – related party of $44,289. These notes payable are due on demand and we have not made any payments on these amounts due.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2020	2019
Audit fees	$6,200	$6,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$6,200	$6,200

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation, dated April 11, 1997 (Incorporated by reference to exhibit 3.1 of the Form 10-SB, File No. 000-32363, filed February 20, 2001)
3(i).2	Wyoming Articles of Domestication for Cancer Capital, dated April 28, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed May 13, 2016)
3(ii)	Bylaws of Cancer Capital, dated May 2, 2016 (Incorporated by reference to exhibit 3(ii) to Form 10-Q, filed May 13, 2016)
4.6	Description of securities (Incorporated by reference to exhibit 4.6 to Form 10-K, filed April 14, 2020)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

CANCER CAPITAL CORP.

By:  /s/ John W. Peters

John W. Peters, President

Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial Officer

Date: March 25, 2021

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: March 25, 2021

