Form 10-Q
period 2021-03-31
CANCER CAPITAL CORP
filed 2021-05-17
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 17, 2021 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

March 31, 2021

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2021	DEC 31, 2020
ASSETS
CURRENT ASSETS
Cash	$698	$698
Total current assets	698	698
Total assets	$698	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$7,500	$6,000
Accounts payable	3,900	—
Notes payable – related party	139,125	139,125
Notes payable	85,575	85,575
Accrued interest – related party	57,602	54,819
Accrued interest	49,230	47,519
Total current liabilities	342,932	333,038
Total liabilities	342,932	333,038

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(395,434)	(385,540)
Total stockholders' deficit	(342,234)	(332,340)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$698	$698

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2021	FOR THE THREE MONTHS ENDED MAR 31, 2020
Revenues	$—	$—

Operating expenses
General and administrative	5,400	5,415
Total operating expenses	5,400	5,415

Loss from operations	(5,400)	(5,415)

Other expense non-operating
Interest expense – related party	(2,783)	(2,541)
Interest expense	(1,711)	(1,651)
Total other expense	(4,494)	(4,192)

Loss before income taxes	(9,894)	(9,607)

Income tax expense	—	—

Net loss	$(9,894)	$(9,607)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2019	6,150,000	$6,150	$47,050	$(354,786)	$(301,586)
Net income (loss) for the quarter ended – March 31, 2020		—	—	(9,607)	(9,607)
Balance – March 31, 2020	6,150,000	$6,150	$47,050	$(364,393)	$(311,193)

Balance – December 31, 2020	6,150,000	$6,150	$47,050	$(385,540)	$(332,340)
Net income (loss) for the quarter ended – March 31, 2021	—	—	—	(9,894)	(9,894)
Balance – March 31, 2021	6,150,000	$6,150	$47,050	$(395,434)	$(342,234)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2021	FOR THE THREE MONTHS ENDED MAR 31, 2020
Cash Flows from Operating Activities
Net Loss	$(9,894)	$(9,607)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities:
Increase in accounts payable	3,900	1,200
Increase in accrued interest – related party	2,783	2,541
Increase in accrued interest	1,711	1,651
Net cash used by operating activities	—	(2,715)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	6,200
Net cash provided by financing activities	—	6,200

Increase (decrease) in cash	—	3,485

Cash and cash equivalents at beginning of period	698	218

Cash and cash equivalents at end of period	$698	$3,703

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2021

NOTE 1 – CONDENSED FINANCIAL STATEMENT

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2020 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for year ending December 31, 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in the Company owing the shareholder $7,500 and $6,000 at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, a shareholder loaned the Company $0 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable – related party at March 31, 2021 and December 31, 2020 were $139,125 and $139,125, respectively. Accrued interest at March 31, 2021 and December 31, 2020 was $57,602 and $54,819, respectively.

NOTE 4 – NOTES PAYABLE

During the three months ended March 31, 2021 and 2020, the Company was loaned $0 and $6,200, respectively. The notes bear interest at 8% and are due on demand. Notes payable at March 31, 2021 and December 31, 2020 were $85,575 and $85,575, respectively. Accrued interest at March 31, 2021 and December 31, 2020 was $49,230 and $47,519, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At March 31, 2021 and December 31, 2020, we had $698 cash and at March 31, 2021, total liabilities increased to $342,932 compared to $333,038 at December 31, 2020.

This increase in total liabilities primarily represents an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2021 or 2020. We did not record a significant change in general and administrative expense for the three months ended March 31, 2021 (“2021 first quarter”) compared to the three months ended March 31, 2020 (“2020 first quarter”)

Total other expense increased 7.2% for the 2021 first quarter compared to the 2020 first quarter. Total other expense represents interest expense related to notes payable and notes payable-related party.

Our net loss increased 2.9% for the 2021 first quarter compared to the 2020 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2021, we reported notes payable totaling $85,575 with accrued interest of $49,230 and notes payable-related party totaled $139,125 with accrued interest of $57,602. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the 2021 first quarter, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in the Company owing the shareholder $7,500 at March 31, 2021.

At March 31, 2021 the Company owed vendors $3,900.

As of March 31, 2021, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 17, 2021	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

