Form 10-Q
period 2021-06-30
CANCER CAPITAL CORP
filed 2021-08-13
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(801) 323-2395

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock as of August 13, 2021 was 6,150,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2021

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2021	DEC 31, 2020

ASSETS
CURRENT ASSETS
Cash	$1,198	$698
Total current assets	1,198	698
TOTAL ASSETS	$1,198	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$9,000	$6,000
Accounts payable	3,000	-
Notes payable - related party	139,125	139,125
Notes payable	89,275	85,575
Accrued interest - related party	60,385	54,819
Accrued interest	51,019	47,519
Total current liabilities	351,804	333,038
Total liabilities	351,804	333,038

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(403,806)	(385,540)
Total stockholders' deficit	(350,606)	(332,340)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,198	$698

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	3,800	2,695	9,200	8,110
Total operating expenses	3,800	2,695	9,200	8,110

Loss from operations	(3,800)	(2,695)	(9,200)	(8,110)

Other expense
Interest expense - related party	(2,783)	(2,663)	(5,566)	(5,204)
Interest expense	(1,789)	(1,651)	(3,500)	(3,302)
Total other expense	(4,572)	(4,314)	(9,066)	(8,506)

Loss before income taxes	(8,372)	(7,009)	(18,266)	(16,616)

Income tax expense	-	-	-	-

Net loss	$(8,372)	$(7,009)	$(18,266)	$(16,616)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders' Deficit

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	6,150,000	$6,150	$47,050	$(354,786)	$(301,586)
Net loss for the quarter ended - March 31, 2020	-	-	-	(9,607)	(9,607)
Balance - March 31, 2020	6,150,000	$6,150	$47,050	$(364,393)	$(311,193)
Net loss for the quarter ended - June 30, 2020	-	-	-	(7,009)	(7,009)
Balance - June 30, 2020	6,150,000	$6,150	$47,050	$(371,402)	$(318,202)

Balance - December 31, 2020	6,150,000	$6,150	$47,050	$(385,540)	$(332,340)
Net loss for the quarter ended - March 31, 2021	-	-	-	(9,894)	(9,894)
Balance - March 31, 2021	6,150,000	$6,150	$47,050	$(395,434)	$(342,234)
Net loss for the quarter ended - June 30, 2021	-	-	-	(8,372)	(8,372)
Balance - June 30, 2021	6,150,000	$6,150	$47,050	$(403,806)	$(350,606)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020

Cash Flows from Operating Activities
Net Loss	$(18,266)	$(16,616)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,000	(1,200)
Increase in accrued interest - related party	5,566	5,204
Increase in accrued interest	3,500	3,302
Net cash used by operating activities	(3,200)	(6,310)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	6,200
Proceeds from notes payable	3,700	-
Net cash provided by financing activities	3,700	6,200

Increase (decrease) in cash	500	(110)

Cash and cash equivalents at beginning of period	698	218

Cash and cash equivalents at end of period	$1,198	$108

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2021

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2020 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for year ending December 31, 2021.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 and $3,000, respectively, resulting in the Company owing the shareholder $9,000 and $6,000 at June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021 and 2020, a shareholder loaned the Company $0 and $6,200, respectively. The notes bear interest at 8% and are due on demand. Notes payable - related party at June 30, 2021 and December 31, 2020 were $139,125 and $139,125, respectively. Accrued interest at June 30, 2021 and December 31, 2020 was $60,385 and $54,819, respectively.

NOTE 4 - NOTES PAYABLE

During the six months ended June 30, 2021 and 2020, the Company was loaned $3,700 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2021 and December 31, 2020 were $89,275 and $85,575, respectively. Accrued interest at June 30, 2021 and December 31, 2020 was $51,019 and $47,519, respectively.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "intend," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

In this report references to "Cancer Capital," "the Company," "we," "us," and "our" refer to Cancer Capital Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At June 30, 2021 we had $1,198 cash and at December 31, 2020, we had $698. At June 30, 2021, total liabilities increased to $351,804 compared to $333,038 at December 31, 2020.

This increase in total liabilities primarily represents an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See "Commitments and Obligations," below).

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

Results of Operations

We did not record revenues in either 2021 or 2020. We recorded a 13.4% increase in general and administrative expense for the six months ended June 30, 2021 ("2021 six-month period") compared to the six months ended June 30, 2020 ("2020 six-month period"). We recorded a 41.0% increase in general and administrative expense for the three months ended June 30, 2021 ("2021 second quarter") compared to the three months ended June 30, 2020 ("2020 second quarter"). This increase represents auditor fees related to our annual report for 2020.

Total other expense increased 6.6% for the 2021 six-month period compared to the 2020 six-month period. Total other expense increased 5.9% for the 2021 second quarter compared to the 2020 second quarter. Total other expense represents interest expense related to notes payable and notes payable-related party.

Our net loss increased 9.9% for the 2021 six-month period compared to the 2020 six-month period. Our net loss increased 19.4% for the 2021 second quarter compared to the 2020 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2021, we reported notes payable totaling $89,275 with accrued interest of $51,019 and notes payable-related party totaled $139,125 with accrued interest of $60,385. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the six-month period ended June 30, 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000, resulting in the Company owing the shareholder $9,000 at June 30, 2021.

At June 30, 2021 the Company owed vendors $3,000.

As of June 30, 2021 two lenders represent in excess of 95% of our accounts and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 13, 2021	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

