Form 10-Q
period 2021-09-30
CANCER CAPITAL CORP
filed 2021-11-05
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant's common stock as of November 5, 2021 was 6,150,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2021

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2021	DEC 31, 2020

ASSETS
CURRENT ASSETS
Cash	$1,383	$698
Total current assets	1,383	698
TOTAL ASSETS	$1,383	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$10,500	$6,000
Notes payable - related party	139,125	139,125
Notes payable	97,275	85,575
Accrued interest - related party	63,168	54,819
Accrued interest	52,899	47,519
Total current liabilities	362,967	333,038
Total liabilities	362,967	333,038

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(414,784)	(385,540)
Total stockholders' deficit	(361,584)	(332,340)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,383	$698

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2021	FOR THE THREE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	6,315	2,710	15,515	10,820
Total operating expenses	6,315	2,710	15,515	10,820

Loss from operations	(6,315)	(2,710)	(15,515)	(10,820)

Other expense
Interest expense - related party	(2,783)	(2,663)	(8,349)	(7,867)
Interest expense	(1,880)	(1,691)	(5,380)	(4,993)
Total other expense	(4,663)	(4,354)	(13,729)	(12,860)

Loss before income taxes	(10,978)	(7,064)	(29,244)	(23,680)

Income tax expense	-	-	-	-

Net loss	$(10,978)	$(7,064)	$(29,244)	$(23,680)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders' Deficit

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	6,150,000	$6,150	$47,050	$(354,786)	$(301,586)
Net loss for the quarter ended - March 31, 2020	-	-	-	(9,607)	(9,607)
Balance - March 31, 2020	6,150,000	$6,150	$47,050	$(364,393)	$(311,193)
Net loss for the quarter ended - June 30, 2020	-	-	-	(7,009)	(7,009)
Balance - June 30, 2020	6,150,000	$6,150	$47,050	$(371,402)	$(318,202)
Net loss for the quarter ended - September 30, 2020	-	-	-	(7,064)	(7,064)
Balance - September 30, 2020	6,150,000	$6,150	$47,050	$(378,466)	$(325,266)

Balance - December 31, 2020	6,150,000	$6,150	$47,050	$(385,540)	$(332,340)
Net loss for the quarter ended - March 31, 2021	-	-	-	(9,894)	(9,894)
Balance - March 31, 2021	6,150,000	$6,150	$47,050	$(395,434)	$(342,234)
Net loss for the quarter ended - June 30, 2021	-	-	-	(8,372)	(8,372)
Balance - June 30, 2021	6,150,000	$6,150	$47,050	$(403,806)	$(350,606)
Net loss for the quarter ended - September 30, 2021	-	-	-	(10,978)	(10,978)
Balance - September 30, 2021	6,150,000	$6,150	$47,050	$(414,784)	$(361,584)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2020

Cash Flows from Operating Activities
Net Loss	$(29,244)	$(23,680)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities:
Decrease in accounts payable	-	(1,200)
Increase in accrued interest - related party	8,349	7,867
Increase in accrued interest	5,380	4,993
Net cash used by operating activities	(11,015)	(7,520)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	6,200
Proceeds from notes payable	11,700	3,000
Net cash provided by financing activities	11,700	9,200

Increase in cash	685	1,680

Cash and cash equivalents at beginning of period	698	218

Cash and cash equivalents at end of period	$1,383	$1,898

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2021

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2020 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for year ending December 31, 2021.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and $4,500, respectively, resulting in the Company owing the shareholder $10,500 and $6,000 at September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021 and 2020, a shareholder loaned the Company $0 and $6,200, respectively. The notes bear interest at 8% and are due on demand. Notes payable - related party at September 30, 2021 and December 31, 2020 were $139,125 and $139,125, respectively. Accrued interest at September 30, 2021 and December 31, 2020 was $63,168 and $54,819, respectively.

NOTE 4 - NOTES PAYABLE

During the nine months ended September 30, 2021 and 2020, a third party loaned the Company $11,700 and $3,000, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2021 and December 31, 2020 were $97,275 and $85,575, respectively. Accrued interest at September 30, 2021 and December 31, 2020 was $52,899 and $47,519, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to provide and pay for professional and operational expenses. At September 30, 2021 we had $1,383 cash and at December 31, 2020, we had $698. At September 30, 2021, total liabilities increased to $362,967 compared to $333,038 at December 31, 2020.

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

Results of Operations

We did not record revenues in either 2021 or 2020. We recorded a $15,515 for general and administrative expense for the nine months ended September 30, 2021 ("2021 nine-month period") compared to $10,820 the nine months ended September 30, 2020 ("2020 nine-month period"). We recorded $6,315 for general and administrative expense for the three months ended September 30, 2021 ("2021 third quarter") compared to $2,710 for the three months ended September 30, 2020 ("2020 third quarter"). This increase represents an increase in auditor fees.

Total other expense increased to $13,729 for the 2021 nine-month period compared to $12,860 for the 2020 nine-month period. Total other expense increased to $4,663 for the 2021 third quarter compared to $4,354 for the 2020 third quarter. Total other expense represents interest expense related to notes payable and notes payable-related party.

Our net loss increased to $29,244 for the 2021 nine-month period compared to $23,680 for the 2020 nine-month period. Our net loss increased to $10,978 for the 2021 third quarter compared to $7,064 for the 2020 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2021, we reported notes payable totaling $97,275 with accrued interest of $52,899 and notes payable-related party totaling $139,125 with accrued interest of $63,168. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the nine-month period ended September 30, 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500, resulting in the Company owing the shareholder $10,500 at September 30, 2021.

As of September 30, 2021 two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 5, 2021	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

