Form 10-K
period 2021-12-31
CANCER CAPITAL CORP
filed 2022-03-22
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of March 22, 2022 was 6,150,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

Cancer Capital Corp. was incorporated in the state of Nevada on April 11, 1997, to develop an alternative medical waste treatment and processing equipment system. We were unsuccessful in that endeavor and abandoned that business plan in December 1997. In April 28, 2016, Cancer Capital Corp. filed Articles of Domestication in the state of Wyoming; effectively moving the Company’s state of domicile from Nevada to Wyoming.

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by an asset acquisition, merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have identified a potential business opportunity, however, we have not entered into any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Certain conflicts of interest exist or may develop between the Company and our officers and directors. Our management has other business interests to which they currently devote attention. Our President, Mr. John Peters, holds management positions with another reporting company which is also seeking business opportunities and Mrs. Michelle Peters is currently employed. (See Part III, Item 10, below.) As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

Holders and Dividends

We have 38 stockholders of record holding 6,150,000 common shares as of March 22, 2022. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

At December 31, 2021, we had cash of $62 compared to $698 cash at December 31, 2020. At December 31, 2021, total liabilities increased to $369,194 compared to $333,038 at December 31, 2020. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable and notes payable – related party for cash advances, consulting services and professional services provided by or paid for by third party (See “Commitments and Obligations,” below).

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

Results of Operations

We had no revenues during 2021 and 2020. General and administrative expense was $18,335 for 2021 compared to $13,520 for 2020. General and administrative expense primarily reflects consulting and accounting services relied upon for our operations. Total other expense, representing interest expense on notes payable and notes payable-related party, increased to $18,457 for 2021 compared to $17,234 for 2020. Accordingly, our net loss increased to $36,792 for 2021 compared to $30,754 for 2020. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2021 and 2020, we had notes payable totaling $97,275 and $85,575, respectively. The notes bear interest at 8% and are due on demand. Accrued interest for these notes payable was $54,844 and $47,519 at December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company incurred $6,000 and $6,000, respectively, for consulting, administrative, and professional services provided by a more than 5% shareholder. In 2021, the 2020 accounts payable – related party totaling $6,000 were converted into notes payable – related party. In 2020, the 2019 accounts payable – related party totaling $6,000 were converted into notes payable – related.

Notes payable–related party at December 31, 2021 and 2020 were $145,125 and $139,125, respectively. The notes bear interest at 8% and are due on demand. Accrued interest on these notes at December 31, 2021 and 2020 were $65,950 and $54,819, respectively.

As of December 31, 2021 and 2020, two lenders represent in excess of 95% of our accounts payable and notes payable.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cancer Capital Corp. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 17, 2022

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2021	DEC 31, 2020
ASSETS
CURRENT ASSETS
Cash	$62	$698
Total current assets	62	698
Total assets	$62	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,000	$6,000
Notes payable – related party	145,125	139,125
Notes payable	97,275	85,575
Accrued interest – related party	65,950	54,819
Accrued interest	54,844	47,519
Total current liabilities	369,194	333,038
Total liabilities	369,194	333,038

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(422,332)	(385,540)
Total stockholders' deficit	(369,132)	(332,340)
Total liabilities and stockholders' deficit	$62	$698

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
Revenues	$—	$—

Operating Expenses
General and administrative	18,335	13,520
Total operating expenses	18,335	13,520

Loss from operations	(18,335)	(13,520)

Other income (expense)
Interest expense – related party	(11,132)	(10,530)
Interest expense	(7,325)	(6,704)
Total other income (expense)	(18,457)	(17,234)

Loss before income taxes	(36,792)	(30,754)

Income tax expense	—	—

Net loss	$(36,792)	$(30,754)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.
Statements of Stockholders' Deficit
For the years ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2019	6,150,000	6,150	$47,050	$(354,786)	$(301,586)
Net loss for the year ended December 31, 2020	—	—	—	(30,754)	(30,754)
Balance – December 31, 2020	6,150,000	6,150	$47,050	$(385,540)	$(332,340)
Net loss for the year ended December 31, 2021	—	—	—	(36,792)	(36,792)
Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
Cash Flows from Operating Activities
Net Loss	$(36,792)	$(30,754)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Decrease in accounts payable	—	(1,200)
Increase in accrued interest – related party	11,131	10,530
Increase in accrued interest	7,325	6,704
Net cash used by operating activities	(12,336)	(8,720)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	11,700	3,000
Proceeds from notes payable – related party	—	6,200
Net cash provided by financing activities	11,700	9,200

Increase (decrease) in cash	(636)	480

Cash and cash equivalents at beginning of year	698	218

Cash and cash equivalents at end of year	$62	$698

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into notes payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

Cancer Capital Corp. (the Company), was incorporated April 11, 1997 under the laws of the State of Nevada. The Company was originally formed for the purpose of developing an alternative medical waste treatment system. However, the Company, in December 1997, minimized this purpose and since that time its efforts have been directed more to raising capital, development of the Company’s business plan, SEC filings and other limited operations

b. Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. There are no potentially dilutive common stock equivalents.

	For the Years Ended December 31,
	2021	2020
Net Loss	$(36,792)	$(30,754)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.01)	$(0.01)

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

e. Concentrations of Risk

As of December 31, 2021, two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2021 and December 31, 2020.

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

NOTE 2 - INCOME TAXES

The Company follows FASB ASC 740, “Income Taxes,” which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $422,332 and $385,540 as of December 31, 2021 and December 31, 2020, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2021	2020
Deferred tax asset:
Net operating loss carryforward (at 21%)	$88,690	$80,963
Valuation allowance	(88,690)	(80,963)
	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2021	2020
Federal tax benefit (at 21%)	$7,727	$6,458
Change in valuation allowance	(7,727)	(6,458)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020, 2019 and 2018.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $369,132 and has incurred losses of $422,332 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - NOTES PAYABLE

Notes payable as of December 31, 2021 and 2020 were $97,275 and $85,575, respectively. The notes bear interest at 8% and are due on demand.

Accrued interest on these notes was $54,844 and $47,519 at December 31, 2021 and 2020, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2021 and 2020, the Company incurred $6,000 and $6,000, respectively, of consulting, administrative, and professional services to a shareholder. In 2021, the 2020 accounts payables – related party totaling $6,000 were converted into notes payable – related party. In 2020, the 2019 accounts payable – related party totaling $6,000 were converted into notes payable – related party. Notes payable – related party at December 31, 2021 and 2020 were $145,125 and $139,125, respectively. Accrued interest on these notes at December 31, 2021 and 2020 was $65,950 and $54,819, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6– STOCKHOLDERS’ EQUITY

There was no stock issued during 2021 or 2020.

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

For the year ended December 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	70	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	69	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2021. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 22, 2022.

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

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,000 for 2021 and $6,000 for 2020. At December 31, 2021, the Company owed First Equity $145,125 in notes payable – related party with accrued interest – related party of $65,950. At December 31, 2021, the Company converted accounts payable – related party for 2020 owed to First Equity of $6,000 to notes payable – related party. At December 31, 2020, the Company converted accounts payable – related party for 2019 owed to First Equity of $6,000 to notes payable – related party. At December 31, 2020, the Company owed First Equity notes payable – related party of $139,125 with accrued interest – related party of $54,819. These notes payable are due on demand and we have not made any payments on these amounts due.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2021	2020
Audit fees	$6,500	$6,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$6,500	$6,200

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

Date: March 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial Officer

Date: March 22, 2022

By: /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: March 22, 2022

