Form 10-Q
period 2022-06-30
CANCER CAPITAL CORP
filed 2022-08-12
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2022 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2022

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2022	DEC 31, 2021

ASSETS
CURRENT ASSETS
Cash	$20,453	$62
Total current assets	20,453	62
TOTAL ASSETS	$20,453	$62

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,000
Accounts payable	1,350	—
Notes payable – related party	145,125	145,125
Notes payable	125,275	97,275
Accrued interest – related party	71,756	65,950
Accrued interest	59,535	54,844
Total current liabilities	412,041	369,194
Total liabilities	412,041	369,194

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(444,788)	(422,332)
Total stockholders' deficit	(391,588)	(369,132)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,453	$62

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2021

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,850	3,800	11,960	9,200
Total operating expenses	2,850	3,800	11,960	9,200

Loss from operations	(2,850)	(3,800)	(11,960)	(9,200)

Other expense
Interest expense – related party	(2,903)	(2,783)	(5,805)	(5,566)
Interest expense	(2,505)	(1,789)	(4,691)	(3,500)
Total other expense	(5,408)	(4,572)	(10,496)	(9,066)

Loss before income taxes	(8,258)	(8,372)	(22,456)	(18,266)

Income tax expense	—	—	—	—

Net loss	$(8,258)	$(8,372)	$(22,456)	$(18,266)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2020	6,150,000	6,150	$47,050	$(385,540)	$(332,340)
Net loss for the three months ended March, 2021	—	—	—	(9,894)	(9,894)
Balance – March 31, 2021	6,150,000	6,150	$47,050	$(395,434)	$(342,234)
Net loss for the three months ended June 30, 2021	—	—	—	(8,372)	(8,372)
Balance -- June 30, 2021	6,150,000	6,150	$47,050	$(403,806)	$(350,606)

Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)
Net loss for the three months ended March 31, 2022	—	—	—	(14,198)	(14,198)
Balance – March 31, 2022	6,150,000	6,150	$47,050	$(436,530)	$(383,330)
Net loss for the three months ended June 30, 2022	—	—	—	(8,258)	(8,258)
Balance – June 30, 2022	6,150,000	6,150	$47,050	$(444,788)	$(391,588)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities
Net Loss	$(22,456)	$(18,266)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities:
Increase in accounts payable	1,350	3,000
Increase in accrued interest – related party	5,806	5,566
Increase in accrued interest	4,691	3,500
Net cash used by operating activities	(7,609)	(3,200)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	28,000	3,700
Net cash provided by financing activities	28,000	3,700

Increase in cash	20,391	500

Cash at beginning of period	62	698

Cash at end of period	$20,453	$1,198

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2022

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2021 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for year ending December 31, 2022.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 and $3,000, respectively, resulting in the Company owing the shareholder $9,000 and $6,000 at June 30, 2022 and December 31, 2021, respectively.

A shareholder has loaned the Company funds in prior years. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2022 and December 31, 2021 were $145,125 and $145,125, respectively. Accrued interest at June 30, 2022 and December 31, 2021 was $71,756 and $65,950, respectively.

NOTE 4 – NOTES PAYABLE

During the six months ended June 30, 2022 and 2021, the Company was loaned $28,000 and $3,700, respectively. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2022 and December 31, 2021 were $125,275 and $97,275, respectively. Accrued interest at June 30, 2022 and December 31, 2021 was $59,535 and $54,844, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties and third parties to provide and pay for professional and operational expenses. At June 30, 2022, we had $20,453 cash and at December 31, 2021, we had $62. This increase in cash is due to a third-party loan. At June 30, 2022, total liabilities increased to $412,041 compared to $369,194 at December 31, 2021. Total liabilities primarily represent an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2022 or 2021. General and administrative expense for the six months ended June 30, 2022 (“2022 six-month period”) was $11,960 compared to $9,200 the six months ended June 30, 2021 (“2021 six-month period”). General and administrative expense for the three months ended June 30, 2022 (“2022 second quarter”) was $2,850 compared to $3,800 for the three months ended June 30, 2021 (“2021 second quarter”)

Total other expense increased to $10,496 for the 2022 six-month period compared to $9,066 for the 2021 six-month period. Total other expense increased to $5,408 for the 2022 second quarter compared to $4,572 for the 2021 second quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased to $22,456 for the 2022 six-month period compared to $18,266 for the 2021 six-month period. Our net loss increased $8,258 for the 2022 second quarter compared to $8,372 for the 2021 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2022, we reported notes payable totaling $125,275 with accrued interest of $59,535. The increase was due to receipt of a $28,000 loan from a third party during the 2022 first quarter. We recorded notes payable-related party totaling $145,125 with accrued interest of $71,756. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the three months ended June 30, 2022, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 resulting in the Company owing the shareholder $9,000 at June 30, 2022.

At June 30, 2022 we owe vendors $1,350.

As of June 30, 2022 two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 12, 2022	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

