Form 10-Q
period 2022-09-30
CANCER CAPITAL CORP
filed 2022-11-03
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2022 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2022

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2022	DEC 31, 2021

ASSETS
CURRENT ASSETS
Cash	$21,854	$62
Total current assets	21,854	62
TOTAL ASSETS	$21,854	$62

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Notes payable – related party	149,125	145,125
Notes payable	125,275	97,275
Accrued interest – related party	74,698	65,950
Accrued interest	62,041	54,844
Total current liabilities	421,639	369,194
Total liabilities	421,639	369,194

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(452,985)	(422,332)
Total stockholders' deficit	(399,785)	(369,132)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,854	$62

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2022	FOR THE THREE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2021

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,749	6,315	14,709	15,515
Total operating expenses	2,749	6,315	14,709	15,515

Loss from operations	(2,749)	(6,315)	(14,709)	(15,515)

Other expense
Interest expense – related party	(2,942)	(2,783)	(8,747)	(8,349)
Interest expense	(2,506)	(1,880)	(7,197)	(5,380)
Total other expense	(5,448)	(4,663)	(15,944)	(13,729)

Loss before income taxes	(8,197)	(10,978)	(30,653)	(29,244)

Income tax expense	—	—	—	—

Net loss	$(8,197)	$(10,978)	$(30,653)	$(29,244)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended Sept 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2020	6,150,000	6,150	$47,050	$(385,540)	$(332,340)
Net loss for the three months ended March, 2021	—	—	—	(9,894)	(9,894)
Balance – March 31, 2021	6,150,000	6,150	$47,050	$(395,434)	$(342,234)
Net loss for the three months ended June 30, 2021	—	—	—	(8,372)	(8,372)
Balance -- June 30, 2021	6,150,000	6,150	$47,050	$(403,806)	$(350,606)
Net loss for the three months ended Sept. 30, 2021	—	—	—	(10,978)	(10,978)
Balance -- September 30, 2021	6,150,000	6,150	$47,050	$(414,784)	$(361,584)

Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)
Net loss for the three months ended March 31, 2022	—	—	—	(14,198)	(14,198)
Balance – March 31, 2022	6,150,000	6,150	$47,050	$(436,530)	$(383,330)
Net loss for the three months ended June 30, 2022	—	—	—	(8,258)	(8,258)
Balance – June. 30, 2022	6,150,000	6,150	$47,050	$(444,788)	$(391,588)
Net loss for the three months ended Sept. 30, 2022	—	—	—	(8,197)	(8,197)
Balance -- September 30, 2022	6,150,000	6,150	$47,050	$(452,985)	$(399,785)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2021

Cash Flows from Operating Activities
Net Loss	$(30,653)	$(29,244)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities:
Increase in accrued interest – related party	8,748	8,349
Increase in accrued interest	7,197	5,380
Net cash used by operating activities	(10,208)	(11,015)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	28,000	11,700
Proceeds from notes payable – related party	4,000	—
Net cash provided by financing activities	32,000	11,700

Increase in cash	21,792	685

Cash at beginning of period	62	698

Cash at end of period	$21,854	$1,383

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2022

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2021 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for year ending December 31, 2022.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and 4,500, respectively, resulting in the Company owing the shareholder $10,500 and $6,000 at September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022 and 2021, a shareholder loaned the Company $4,000 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2022 and December 31, 2021 were $149,125 and $145,125, respectively. Accrued interest at September 30, 2022 and December 31, 2021 was $74,698 and $65,950, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2022 and 2021, the Company was loaned $28,000 and $11,700, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2022 and December 31, 2021 were $125,275 and $97,275, respectively. Accrued interest at September 30, 2022 and December 31, 2021 was $62,041 and $54,844, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties and third parties to provide and pay for professional and operational expenses. At September 30, 2022, we had $21,854 cash and at December 31, 2021, we had $62. This increase in cash is due to a third-party loan. At September 30, 2022, total liabilities increased to $421,639 compared to $369,194 at December 31, 2021. Total liabilities primarily represent an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2022 or 2021. General and administrative expense for the nine months ended September 30, 2022 (“2022 nine-month period”) was $14,709 compared to $15,515 the nine months ended September 30, 2021 (“2021 nine-month period”). General and administrative expense for the three months ended September 30, 2022 (“2022 third quarter”) was $2,749 compared to $6,315 for the three months ended September 30, 2021 (“2021 third quarter”)

Total other expense increased to $15,944 for the 2022 nine-month period compared to $13,729 for the 2021 nine-month period. Total other expense increased to $5,448 for the 2022 third quarter compared to $4,663 for the 2021 third quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased to $30,653 for the 2022 nine-month period compared to $29,244 for the 2021 nine-month period. Our net loss increased $8,197 for the 2022 third quarter compared to $10,978 for the 2021 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2022, we reported notes payable totaling $125,275 with accrued interest of $62,041. The increase was due to receipt of a $28,000 loan from a third party during the 2022 first quarter. We recorded notes payable - related party totaling $149,125 with accrued interest of $74,698. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the nine months ended September 30, 2022, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 resulting in the Company owing the shareholder $10,500 at September 30, 2022.

As of September 30, 2022 two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 3, 2022	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

