Form 10-K
period 2022-12-31
CANCER CAPITAL CORP
filed 2023-03-30
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 29, 2023 was 6,150,000.

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

Holders and Dividends

We have 38 stockholders of record holding 6,150,000 common shares as of March 29, 2023. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

At December 31, 2022, we had cash of $22,055 compared to $62 cash at December 31, 2021. The increase in cash was primarily a result of proceeds from notes payable of $33,000 and notes payable related-party of $4,000, offset by payment of current year expenses. At December 31, 2022, total liabilities increased to $433,654 compared to $369,194 at December 31, 2021. This increase in total liabilities primarily represents an increase of accrued interest for all notes payable and the increase of notes payable and notes payable – related party for cash advances, consulting services and professional services provided by or paid for by third party (See “Commitments and Obligations,” below).

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

Results of Operations

We had no revenues during 2022 and 2021. General and administrative expense was $21,008 for 2022 compared to $18,335 for 2021. General and administrative expense primarily reflects consulting and accounting services relied upon for our operations. Total other expense, representing interest expense on notes payable and notes payable-related party, increased to $21,459 for 2022 compared to $18,457 for 2021. Accordingly, our net loss increased to $42,476 for 2022 compared to $36,792 for 2021. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2022 and 2021, we had notes payable of $130,275 and $97,275, respectively. The notes bear interest at 8% and are due on demand. Accrued interest for these notes payable was $64,574 and $54,844 at December 31, 2022 and 2021, respectively.

Notes payable–related party at December 31, 2022 and 2021 were $155,125 and $145,125, respectively. The notes bear interest at 8% and are due on demand. Accrued interest on these notes at December 31, 2022 and 2021 were $77,680 and $65,950, respectively.

During the years ended December 31, 2022 and 2021, the Company incurred $6,000 and $6,000, respectively, for consulting, administrative, and professional services provided by a more than 5% shareholder. In 2022, the 2021 accounts payable – related party totaling $6,000 were converted into notes payable – related party. In 2021, the 2020 accounts payable – related party totaling $6,000 were converted into notes payable – related party.

As of December 31, 2022 and 2021, two lenders represent in excess of 95% of our accounts payable and notes payable.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cancer Capital Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2022	DEC 31, 2021
ASSETS
CURRENT ASSETS
Cash	$22,055	$62
Total current assets	22,055	62
Total assets	$22,055	$62

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,000	$6,000
Notes payable – related party	155,125	145,125
Notes payable	130,275	97,275
Accrued interest – related party	77,680	65,950
Accrued interest	64,574	54,844
Total current liabilities	433,654	369,194
Total liabilities	433,654	369,194

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(464,799)	(422,332)
Total stockholders' deficit	(411,599)	(369,132)
Total liabilities and stockholders' deficit	$22,055	$62

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Revenues	$—	$—

Operating Expenses
General and administrative	21,008	18,335
Total operating expenses	21,008	18,335

Loss from operations	(21,008)	(18,335)

Other income (expense)
Interest expense – related party	(11,729)	(11,132)
Interest expense	(9,730)	(7,325)
Total other income (expense)	(21,459)	(18,457)

Loss before income taxes	(42,467)	(36,792)

Income tax expense	—	—

Net loss	$(42,467)	$(36,792)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	6,150,000	6,150	$47,050	$(385,540)	$(332,340)
Net loss for the year ended December 31, 2021	—	—	—	(36,792)	(36,792)
Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)
Net loss for the year ended December 31, 2022	—	—	—	(42,467)	(42,467)
Balance – December 31, 2022	6,150,000	6,150	$47,050	$(464,799)	$(411,599)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Cash Flows from Operating Activities
Net Loss	$(42,467)	$(36,792)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Increase in accrued interest – related party	11,730	11,131
Increase in accrued interest	9,730	7,325
Net cash used by operating activities	(15,007)	(12,336)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	33,000	11,700
Proceeds from notes payable – related party	4,000	—
Net cash provided by financing activities	37,000	11,700

Increase (decrease) in cash	21,993	(636)

Cash and cash equivalents at beginning of year	62	698

Cash and cash equivalents at end of year	$22,055	$62

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into notes payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization and Summary of Significant Accounting Policies

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

	For the Years Ended December 31,
	2022	2021
Net Loss	$(42,467)	$(36,792)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.01)	$(0.01)

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

e. Concentrations of Risk

As of December 31, 2022, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2022 and 2021.

f. Recent Accounting Pronouncements

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

NOTE 2 - INCOME TAXES

The Company follows ASC 740, “Income Taxes,” which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $464,799 and $422,332 as of December 31, 2022 and 2021, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2022	2021
Deferred tax asset:
Net operating loss carryforward (at 21%)	$97,608	$88,690
Valuation allowance	(97,608)	(88,690)
	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2022	2021
Federal tax benefit (at 21%)	$8,918	$7,727
Change in valuation allowance	(8,918)	(7,727)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022, 2021, 2020 and 2019.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $411,599 and has incurred losses of $464,799 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - NOTES PAYABLE

Notes payable as of December 31, 2022 and 2021 were $130,275 and $97,275, respectively. The notes bear interest at 8% and are due on demand. The Company received proceeds of $33,000 and $11,700 during the years ended December 31, 2022 and 2021, respectively.

Accrued interest for the notes payable was $64,574 and $54,844 at December 31, 2022 and 2021, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company incurred $6,000 and $6,000, respectively, of consulting, administrative, and professional services to a shareholder. In 2022, the 2021 accounts payables – related party totaling $6,000 were converted into notes payable – related party. In 2021, the 2020 accounts payables – related party totaling $6,000 were converted into notes payable – related party. Notes payable – related party at December 31, 2022 and 2021 were $155,125 and $145,125, respectively. Accrued interest on these notes at December 31, 2022 and 2021 was $77,680 and $65,950, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6– STOCKHOLDERS’ DEFICIT

There was no stock issued during the years ended December 31, 2022 or 2021.

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

For the year ended December 31, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
John W. Peters	71	Director and President	From April 1997 until next annual meeting.
L. Michelle Peters	70	Director and Secretary/Treasurer	From April 1997 until next annual meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2022. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of common stock outstanding as of March 29, 2023.

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

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,000 for 2022 and $6,000 for 2021. At December 31, 2022, the Company owed First Equity $155,125 in notes payable – related party with accrued interest – related party of $77,680. At December 31, 2022, the Company converted accounts payable – related party for 2021 owed to First Equity of $6,000 to notes payable – related party. At December 31, 2021, the Company owed First Equity $145,125 in notes payable – related party with accrued interest – related party of $65,950. At December 31, 2021, the Company converted accounts payable – related party for 2020 owed to First Equity of $6,000 to notes payable – related party. These notes payable are due on demand and we have not made any payments on these amounts due.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2022	2021
Audit fees	$6,700	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$6,700	$6,500

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

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial Officer

Date: March 29, 2023

By:  /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: March 29, 2023

