Form 10-Q
period 2023-06-30
CANCER CAPITAL CORP
filed 2023-08-03
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 3,  2023 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

June 30, 2023

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2023	DEC 31, 2022
ASSETS
CURRENT ASSETS
Cash	$16,456	$22,055
Total current assets	16,456	22,055
TOTAL ASSETS	$16,456	$22,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,000
Notes payable – related party	155,125	155,125
Notes payable	130,275	130,275
Accrued interest – related party	83,886	77,680
Accrued interest	69,785	64,574
Total current liabilities	448,071	433,654
Total liabilities	448,071	433,654

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(484,815)	(464,799)
Total stockholders' deficit	(431,615)	(411,599)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,456	$22,055

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,899	2,850	8,599	11,960
Total operating expenses	2,899	2,850	8,599	11,960

Loss from operations	(2,899)	(2,850)	(8,599)	(11,960)

Other expense
Interest expense – related party	(3,103)	(2,903)	(6,206)	(5,805)
Interest expense	(2,606)	(2,505)	(5,211)	(4,691)
Total other expense	(5,709)	(5,408)	(11,417)	(10,496)

Loss before income taxes	(8,608)	(8,258)	(20,016)	(22,456)

Income tax expense	—	—	—	—

Net loss	$(8,608)	$(8,258)	$(20,016)	$(22,456)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)
Net loss for the three months ended March 31, 2022	—	—	—	(14,198)	(14,198)
Balance – March 31, 2022	6,150,000	6,150	$47,050	$(436,530)	$(383,330)
Net loss for the three months ended June 30, 2022	—	—	—	(8,258)	(8,258)
Balance – June 30, 2022	6,150,000	6,150	$47,050	$(444,788)	$(391,588)

Balance – December 31, 2022	6,150,000	6,150	$47,050	$(464,799)	$(411,599)
Net loss for the three months ended March 31, 2023	—	—	—	(11,408)	(11,408)
Balance – March 31, 2023	6,150,000	6,150	$47,050	$(476,207)	$(423,007)
Net loss for the six months ended June 30, 2023	—	—	—	(8,608)	(8,608)
Balance – June 30, 2023	6,150,000	6,150	$47,050	$(484,815)	$(431,615)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities
Net Loss	$(20,016)	$(22,456)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable	—	1,350
Increase in accrued interest – related party	6,206	5,806
Increase in accrued interest	5,211	4,691
Net cash used by operating activities	(5,599)	(7,609)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	28,000
Net cash provided by financing activities	—

Increase (decrease) in cash	(5,599)	20,391

Cash at beginning of period	22,055	62

Cash at end of period	$16,456	$20,453

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

June 30, 2023

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2022 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for year ending December 31, 2023.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 and 3,000, respectively, resulting in the Company owing the shareholder $9,000 and $6,000 at June 30, 2023 and December 31, 2022, respectively.

A shareholder loaned the Company funds in prior years. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2023 and December 31, 2022 were $155,125 and $155,125, respectively. Accrued interest at June 30, 2023 and December 31, 2022 was $83,886 and $77,680, respectively.

NOTE 4 – NOTES PAYABLE

During the six months ended June 30, 2023 and 2022, the Company was loaned $0 and $28,000, respectively. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2023 and December 31, 2022 were $130,275 and $130,275, respectively. Accrued interest at June 30, 2023 and December 31, 2022 was $69,785 and $64,574, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties and third parties to provide and pay for professional and operational expenses. At June 30, 2023, we had $16,456 cash and at December 31, 2022, we had $22,055. At June 30, 2023, total liabilities increased to $448,071 compared to $433,654 at December 31, 2022. Total liabilities primarily represent an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense for the six months ended June 30, 2023 (“2023 six-month period”) was $8,599 compared to $11,960 the six months ended June 30, 2022 (“2022 six-month period”). General and administrative expense for the three months ended June 30, 2023 (“2023 second quarter”) was $2,899 compared to $2,850 for the three months ended June 30, 2022 (“2022 second quarter”)

Total other expense increased to $11,417 for the 2023 six-month period compared to $10,496 for the 2022 six-month period. Total other expense increased to $5,709 for the 2023 second quarter compared to $5,408 for the 2022 second quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss decreased to $20,016 for the 2023 six-month period compared to $22,456 for the 2022 six-month period. Our net loss increased $8,608 for the 2023 second quarter compared to $8,258 for the 2022 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2023, we reported notes payable totaling $130,275 with accrued interest of $69,785. We recorded notes payable - related party totaling $155,125 with accrued interest of $83,886. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the six months ended June 30, 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 resulting in the Company owing the shareholder $9,000 at June 30, 2023.

As of June 30, 2023 two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 3, 2023	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

