Form 10-Q
period 2023-09-30
CANCER CAPITAL CORP
filed 2023-11-02
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 2,  2023 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2023

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2023	DEC 31, 2022

ASSETS
CURRENT ASSETS
Cash	$15,057	$22,055
Total current assets	15,057	22,055
TOTAL ASSETS	$15,057	$22,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Notes payable – related party	155,125	155,125
Notes payable	130,275	130,275
Accrued interest – related party	86,989	77,680
Accrued interest	72,391	64,574
Total current liabilities	455,280	433,654
Total liabilities	455,280	433,654

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(493,423)	(464,799)
Total stockholders' deficit	(440,223)	(411,599)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,057	$22,055

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE THREE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,900	2,749	11,499	14,709
Total operating expenses	2,900	2,749	11,499	14,409

Loss from operations	(2,900)	(2,749)	(11,499)	(14,709)

Other expense
Interest expense – related party	(3,103)	(2,942)	(9,309)	(8,747)
Interest expense	(2,605)	(2,506)	(7,816)	(7,197)
Total other expense	(5,708)	(5,448)	(17,125)	(15,944)

Loss before income taxes	(8,608)	(8,197)	(28,624)	(30,653)

Income tax expense	—	—	—	—

Net loss	$(8,608)	$(8,197)	$(28,624)	$(30,653)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)
Net loss for the three months ended March 31, 2022	—	—	—	(14,198)	(14,198)
Balance – March 31, 2022	6,150,000	6,150	$47,050	$(436,530)	$(383,330)
Net loss for the three months ended June 30, 2022	—	—	—	(8,258)	(8,258)
Balance – June 30, 2022	6,150,000	6,150	$47,050	$(444,788)	$(391,588)
Net loss for the three months ended Sept 30, 2022	—	—	—	(8,197)	(8,197)
Balance – September 30, 2022	6,150,000	6,150	$47,050	$(452,985)	$(399,785)

Balance – December 31, 2022	6,150,000	6,150	$47,050	$(464,799)	$(411,599)
Net loss for the three months ended March 31, 2023	—	—	—	(11,408)	(11,408)
Balance – March 31, 2023	6,150,000	6,150	$47,050	$(476,207)	$(423,007)
Net loss for the three months ended June 30, 2023	—	—	—	(8,608)	(8,608)
Balance – June 30, 2023	6,150,000	6,150	$47,050	$(484,815)	$(431,615)
Net loss for the three months ended Sept 30, 2023	—	—	—	(8,608)	(8,608)
Balance – September 30, 2023	6,150,000	6,150	$47,050	$(493,423)	$(440,223)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022

Cash Flows from Operating Activities
Net Loss	$(28,624)	$(30,653)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities:
Accounts payable	—	—
Increase in accrued interest – related party	9,309	8,748
Increase in accrued interest	7,817	7,197
Net cash used by operating activities	(6,998)	(10,208)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	28,000
Proceeds from notes payable – related	—	4,000
Net cash provided by financing activities	—	32,000

Increase (decrease) in cash	(6,998)	21,792

Cash at beginning of period	22,055	62

Cash at end of period	$15,057	$21,854

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2023

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2022 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for year ending December 31, 2023.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023 and 2022, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and 4,500, respectively, resulting in the Company owing the shareholder $10,500 and $6,000 at September 30, 2023 and December 31, 2022, respectively.

A shareholder loaned the Company funds in prior years. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2023 and December 31, 2022 were $155,125 and $155,125, respectively. Accrued interest at September 30, 2023 and December 31, 2022 was $86,989 and $77,680, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2023 and 2022, the Company was loaned $0 and $28,000, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2023 and December 31, 2022 were $130,275 and $130,275, respectively. Accrued interest at September 30, 2023 and December 31, 2022 was $72,391 and $64,574, respectively.

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

In this report references to “Cancer Capital,” “the Company,” “we,” “us,” and “our” refer to Cancer Capital Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations since inception, and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties and third parties to provide, and pay for, professional and operational expenses. At September 30, 2023, we had $15,057 cash and at December 31, 2022, we had $22,055. At September 30, 2023, total liabilities increased to $455,280 compared to $433,654 at December 31, 2022. Total liabilities primarily represent an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire, or enter into a merger with, such company. The type of business opportunity with which we acquire or merge, will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common Stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense for the nine months ended September 30, 2023 (“2023 nine-month period”) was $11,499 compared to $14,709 the nine months ended September 30, 2022 (“2022 nine-month period”). General and administrative expense for the three months ended September 30, 2023 (“2023 third quarter”) was $2,900 compared to $2,749 for the three months ended September 30, 2022 (“2022 third quarter”)

Total other expense increased to $17,125 for the 2023 nine-month period compared to $15,944 for the 2022 nine-month period. Total other expense increased to $5,708 for the 2023 third quarter compared to $5,448 for the 2022 third quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss decreased to $28,624 for the 2023 nine-month period compared to $30,653 for the 2022 nine-month Period. Our net loss increased $8,608 for the 2023 third quarter compared to $8,197 for the 2022 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2023, we reported notes payable totaling $130,275 with accrued interest of $72,391. We recorded notes payable - related party totaling $155,125 with accrued interest of $86,989. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the nine months ended September 30, 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 resulting in the Company owing the shareholder $10,500 at September 30, 2023.

As of September 30, 2023 two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our Directors , officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

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

Date: November 2, 2023	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

