Form 10-K
period 2023-12-31
CANCER CAPITAL CORP
filed 2024-04-15
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___ to ___

Commission file number 000-32363

CANCER CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	91-1803648 (I.R.S. Employer Identification No.)
440 East 400 South Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its Common Stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2024 was 6,150,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 1C.	Cybersecurity	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26
	Signatures	27

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that while our Common Stock is cleared for a quotation on the OTC Markets Pink Current Information market, there is currently no public trading of our Common Stock on any market. We cannot ensure that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

Item 1C. Cybersecurity.

The Company recognizes the importance of cybersecurity and the potential risks associated with cyber incidents. As a small entity with simple operations managed solely by our Chief Executive Officer (CEO), we have not implemented formal cybersecurity policies or procedures. However, we take reasonable steps to protect our electronic data and ensure the security of our operations.

Given the size of our company and the nature of our operations, we believe the risk of significant cybersecurity incidents is minimal. Our CEO is responsible for overseeing all aspects of our business, including the management of cybersecurity risks. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. We will continue to monitor our cybersecurity risk profile and take appropriate actions to safeguard our data and systems.

Should any material cybersecurity incidents occur, we will assess the situation and disclose the nature, scope, and potential impact of the incident in accordance with SEC regulations.

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

Holders and Dividends

We have 38 stockholders of record holding 6,150,000 common shares as of March 31, 2024. We have not declared dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. [Reserved].

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

At December 31, 2023, we had cash of $16,157, compared to $22,055 cash at December 31, 2022. The decrease in cash was primarily a result of proceeds from notes payable of $0 and notes payable related-party of $3,000. At December 31, 2023, total liabilities increased to $465,549, compared to $433,654 at December 31, 2022. This increase in total liabilities primarily represents an increase of notes payable, accrued interest for all notes payable and the increase of notes payable and notes payable – related party for cash advances, consulting services and professional services provided by or paid for by third party (See “Commitments and Obligations,” below).

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

Results of Operations

We had no revenues during 2023 and 2022. General and administrative expense was $14,897 for 2023, compared to $21,008 for 2022. General and administrative expense primarily reflects consulting and accounting services relied upon for our operations. Total other expense, representing interest expense on notes payable and notes payable-related party, increased to $37,792 for 2023, compared to $21,459 for 2022. Accordingly, our net loss decreased to $37,792 for 2023, compared to $42,467 for 2022. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2023 and 2022, we had notes payable of $130,275 and $130,275, respectively. The notes bear interest at 8% and are due on demand. Accrued interest for these notes payable was $74,996 and $64,574 at December 31, 2023 and 2022, respectively.

Notes payable–related party at December 31, 2023 and 2022, were $164,125 and $155,125, respectively. The notes bear interest at 8% and are due on demand. Accrued interest on these notes at December 31, 2023 and 2022, were $90,153 and $77,680, respectively.

During the years ended December 31, 2023 and 2022, the Company incurred $6,000 and $6,000, respectively, for consulting, administrative, and professional services provided by a more than 5% shareholder. In 2023 and 2022, the 2022 and 2021 accounts payable – related party totaling $6,000 were converted into notes payable – related party.

As of December 31, 2023 and 2022, two lenders represent in excess of 95% of our accounts payable and notes payable.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cancer Capital Corp.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cancer Capital Corp. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cancer Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cancer Capital Corp. (“the Company”) as of December 31, 2023 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited assets, negative working capital, and net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 10, 2024

Cancer Capital Corp.

Balance Sheets

	DEC 31, 2023	DEC 31, 2022

ASSETS
CURRENT ASSETS
Cash	$16,157	$22,055
Total current assets	16,157	22,055
Total assets	$16,157	$22,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,000	$6,000
Notes payable – related party	164,125	155,125
Notes payable	130,275	130,275
Accrued interest – related party	90,153	77,680
Accrued interest	74,996	64,574
Total current liabilities	465,549	433,654
Total liabilities	465,549	433,654
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(502,592)	(464,799)
Total stockholders' deficit	(449,392)	(411,599)
Total liabilities and stockholders' deficit	$16,157	$22,055

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022

Revenues	$—	$—

Operating Expenses
General and administrative	14,897	21,008
Total operating expenses	14,897	21,008

Loss from operations	(14,897)	(21,008)

Other income (expense)
Interest expense – related party	(12,473)	(11,729)
Interest expense	(10,422)	(9,730)
Total other income (expense)	(22,895)	(21,459)

Loss before income taxes	(37,792)	(42,467)

Income tax expense	—	—

Net loss	$(37,792)	$(42,467)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	6,150,000	6,150,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	6,150,000	6,150	$47,050	$(422,332)	$(369,132)
Net loss for the year ended December 31, 2022	—	—	—	(42,467)	(42,467)
Balance – December 31, 2022	6,150,000	6,150	$47,050	$(464,799)	$(411,599)
Net loss for the year ended December 31, 2023	—	—	—	(37,792)	(37,792)
Balance – December 31, 2023	6,150,000	6,150	$47,050	$(502,591)	$(449,391)

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022

Cash Flows from Operating Activities
Net Loss	$(37,792)	$(42,467)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Decrease in accounts payable	—	—
Increase in accrued interest – related party	12,473	11,729
Increase in accrued interest	10,422	9,730
Net cash used by operating activities	(8,897)	(15,008)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	33,000
Proceeds from notes payable – related party	3,000	4,000
Net cash provided by financing activities	3,000	37,000

Increase (decrease) in cash	(5,897)	21,993

Cash and cash equivalents at beginning of year	22,054	62

Cash and cash equivalents at end of year	$16,157	$22,055

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into notes payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Cancer Capital Corp.

Notes to the Financial Statements

December 31, 2023 and 2022

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

	For the Years Ended December 31,
	2023	2022
Net Loss	$(37,792)	$(42,467)
Weighted Average Number of Shares Outstanding	6,150,000	6,150,000
Basic Loss per Common Share	$(0.01)	$(0.01)

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

e. Concentrations of Risk

As of December 31, 2023, two lenders represent in excess of 95% of the Company’s Account Payable and Notes Payable for the fiscal years ended December 31, 2023.

f. Recent Accounting Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that tall such pronouncements either do not apply or their impact is insignificant to the financial statements.

g. Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 - INCOME TAXES

The Company follows ASC 740-10 which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $502,592 and $464,799 as of December 31, 2023, and December 31, 2022, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2023	2022
Deferred tax asset:
Net operating loss carryforward (at 21%)	$105,544	$97,608
Valuation allowance	(105,544)	(97,608)
	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2023	2022
Federal tax benefit (at 21%)	$7,936	$8,918
Change in valuation allowance	(7,936)	(8,918)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023, 2022, 2021, and 2020.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $449,392 and has incurred losses of $502,592 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - NOTES PAYABLE

Notes payable as of December 31, 2023 and 2022 were $130,275 and $130,275, respectively. The notes bear interest at 8% and are due on demand. The Company received proceeds of $0 and $33,000 during the years ended December 31, 2023 and 2022, respectively.

Accrued interest for the notes payable was $74,996 and $64,574 at December 31, 2023 and 2022, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2023 and 2022, the Company incurred $6,000 and $6,000, respectively, of consulting, administrative, and professional services to a shareholder. In 2023, the 2022 accounts payable – related party totaling $6,000 were converted into notes payable – related party. In 2022, the 2021 accounts payable – related party totaling $6,000 were converted into notes payable – relate party. Notes payable – related party at December 31, 2023 and 2022, were $164,125 and $155,125, respectively. Accrued interest on these notes at December 31, 2023 and 2022, was $90,153 and $77,680, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

There was no stock issued during 2023 and 2022.

NOTE  7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 30, 2023, the Board of Directors (the “Board”) of Cancer Capital Corp. (“Cancer Capital” or the “Company”) agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”), effective as of November 30, 2023. Also on November 30, 2023, the Company engaged the accounting firm of Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm. The Board and the Company’s Audit Committee approved of the dismissal of Pinnacle and the engagement of Fruci & Associates II, PLLC.

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

For the year ended December 31, 2023, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 202 3 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive compensation from the Company during the year ended December 31, 2023. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding Common Stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,150,000 shares of Common Stock outstanding as of March ____, 2024.

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

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for consulting, administrative and professional services related to our business operations valued at $6,000 for 2023, and $6,000 for 2022. At December 31, 2023, the Company owed First Equity $164,125 in notes payable – related party with accrued interest – related party of $90,153. At December 31, 2023, the Company converted accounts payable – related party for 2022 owed to First Equity of $6,000 to notes payable – related party. At December 31, 2022, the Company owed First Equity $155,125 in notes payable – related party with accrued interest – related party of $65,950. At December 31, 2022, the Company converted accounts payable – related party for 2021 owed to First Equity of $6,000 to notes payable – related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Fruci & Associates II, PLLC for 2023 audit only and Pinnacle Accountancy Group of Utah for the 2022 audit and 2023 10-Q reviews.

	Fruci & Associates II, PLLC	Pinnacle Accountancy Group of Utah
	2023	2023 /2022
Audit fees	$6,000	7,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$6,000	$7,100

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized .

CANCER CAPITAL CORP.

By: /s/ John W. Peters

John W. Peters, President

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John W. Peters

John W. Peters

Director and President

Principal Executive Officer

Principal Financial Officer

Date: April 15, 2024

By: /s/ L. Michelle Peters

L. Michelle Peters

Director and Secretary/Treasurer

Date: April 15, 2024

