Form 10-Q
period 2024-03-31
CANCER CAPITAL CORP
filed 2024-05-09
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2024 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

March 31, 2024

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

	(Unaudited)

	MARCH 31, 2024	DEC 31, 2023

ASSETS
CURRENT ASSETS
Cash	$12,657	$16,157
Total current assets	12,657	16,157
TOTAL ASSETS	$12,657	$16,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$7,500	$6,000
Accounts Payable - Vendors	5,050	—
Notes payable – related party	164,125	164,125
Notes payable	130,275	130,275
Accrued interest – related party	93,436	90,153
Accrued interest	77,602	74,996
Total current liabilities	447,988	465,549
Total liabilities	447,988	465,549
Commitments & Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(518,531)	(502,592)
Total stockholders' deficit	(465,331)	(449,392)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,657	$16,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023

Revenues	$—	$—

Operating expenses
General and administrative	10,050	5,699
Total operating expenses	10,050	5,699

Loss from operations	(10,050)	(5,699)

Other expense
Interest expense – related party	(3,283)	(3,103)
Interest expense	(2,606)	(2,606)
Total other expense	(5,889)	(5,709)

Loss before income taxes	(15,939)	(11,408)

Income tax expense	—	—

Net loss	$(15,939)	$(11,408)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three months ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	6,150,000	6,150	$47,050	$(464,799)	$(411,599)
Net loss for the three months ended March, 2023	—	—	—	(11,408)	(11,408)
Balance – March 31, 2023	6,150,000	6,150	$47,050	$(476,207)	$(423,007)

Balance – December 31, 2023	6,150,000	6,150	$47,050	$(502,592)	$(449,392)
Net loss for the three months ended March 31, 2024	—	—	—	(15,939)	(15,939)
Balance – March 31, 2024	6,150,000	6,150	$47,050	$(518,531)	$(465,331)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023

Cash Flows from Operating Activities
Net Loss	$(15,939)	$(11,408)
Adjustment to reconcile net loss to cash used by operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities:
Accounts payable	5,050	—
Increase in accrued interest – related party	3,283	3,103
Increase in accrued interest	2,606	2,606
Net cash used by operating activities	(3,500)	(4,199)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—

Increase in cash	(3,500)	(4,199)

Cash at beginning of period	16,157	22,055

Cash at end of period	$12,657	$17,856

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2024

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2023, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for year ending December 31, 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, a shareholder, invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in the Company owing the shareholder $7,500 and $6,000 at March 31, 2024, and December 31, 2023, respectively.

During the three months ended March 31, 2024, a shareholder loaned the Company $0 by related parties. The notes bear interest at 8% and are due on demand. Notes payable – related party at March 31, 2024, and December 31, 2023, were $164,125 and $164,125, respectively. Accrued interest at March 31, 2024, and December 31, 2023, was $93,436 and $90,153, respectively.

NOTE 4 – Notes Payable

During the three months ended March 31, 2024, the Company was loaned $0. The notes bear interest at 8% and are due on demand. Notes payable from non-related parties at March 31, 2024, and December 31, 2023, were $130,275 and $130,275, respectively. Accrued interest at March 31, 2024, and December 31, 2023, was $77,602 and $74,996, respectively.

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

In this report references to “Cancer Capital,” “the Company,” “we,” “us,” and “our” refer to Cancer Capital Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues since inception, and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties and third parties to provide and pay for professional and operational expenses. At March 31, 2024, we had $12,657 cash and at December 31, 2023, we had $16,157. At March 31, 2024, total liabilities increased to $477,988, compared to $465,549 at December 31, 2023. Total liabilities primarily represent an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record operating revenues in either 2024 or 2023. General and administrative expense for the three months ended March 31, 2024 (“2024 first quarter”) was $10,050 compared to $5,699 for the three months ended March 31, 2023 (“2023 first quarter”).

Total other expense increased to $5,889 for the 2024 first quarter, compared to $5,709 for the 2023 first quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss decreased to $15,939 for the 2024 first quarter, compared to $11,408 for the 2023 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2024, we reported notes payable totaling $130,275 with accrued interest of $77,602. We recorded notes payable - related party totaling $164,125 with accrued interest of $93,436. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the three months ended March 31, 2024, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500 resulting in the Company owing the shareholder $7,500 at March 31, 2024.

As of March 31, 2024, two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 6, 2024	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

