Form 10-Q
period 2024-09-30
CANCER CAPITAL CORP
filed 2024-11-21
CIK 1130889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-32363

CANCER CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	91-1803648 (I.R.S. Employer Identification No.)
440 E. 400 South, Suite 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 19, 2024 was 6,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANCER CAPITAL CORP.

Condensed Financial Statements

September 30, 2024

(Unaudited)

Cancer Capital Corp.

Condensed Balance Sheets

	SEPT 30, 2024	DEC 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,109	$16,157
Total current assets	4,109	16,157
TOTAL ASSETS	$4,109	$16,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Notes payable – related party	164,125	164,125
Notes payable	130,275	130,275
Accrued interest – related party	100,000	90,153
Accrued interest	82,813	74,996
Total current liabilities	487,713	465,549
Total liabilities	487,713	465,549
Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 6,150,000 shares issued and outstanding	6,150	6,150
Additional paid-in capital	47,050	47,050
Accumulated deficit	(536,804)	(502,592)
Total stockholders' deficit	(483,604)	(449,392)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,109	$16,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2024	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2024	FOR THE NINE MONTHS ENDED SEPT 30, 2023
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,548	2,900	16,546	11,499
Total operating expenses	2,548	2,900	16,546	11,499

Loss from operations	(2,548)	(2,900)	(16,546)	(11,499)

Other expense
Interest expense – related party	(3,282)	(3,103)	(9,848)	(9,309)
Interest expense	(2,606)	(2,605)	(7,817)	(7,816)
Total other expense	(5,888)	(5,708)	(17,665)	(17,125)

Loss before income taxes	(8,436)	(8,608)	(34,211)	(28,623)

Income tax expense	—	—	—	—

Net loss	$(8,436)	$(8,608)	$(34,211)	$(28,623)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – Basic and diluted	6,150,000	6,150,000	6,150,000	6,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Stockholders’ Deficit

For the three, six, and nine months ended September 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	6,150,000	6,150	$47,050	$(464,799)	$(411,599)
Net loss for the three months ended March 31, 2023	—	—	—	(11,408)	(11,408)
Balance – March 31, 2023	6,150,000	6,150	$47,050	$(476,207)	$(423,007)
Net loss for the three months ended June 30, 2023	—	—	—	(8,608)	(8,608)
Balance – June 30, 2023	6,150,000	6,150	$47,050	$(484,815)	$(431,615)
Net loss for the three months ended Sept 30, 2023	—	—	—	(8,608)	(8,608)
Balance – September 30, 2023	6,150,000	6,150	$47,050	$(493,423)	$(440,223)

Balance – December 31, 2023	6,150,000	6,150	$47,050	$(502,592)	$(449,392)
Net loss for the three months ended March 31, 2024	—	—	—	(15,939)	(15,939)
Balance – March 31, 2024	6,150,000	6,150	$47,050	$(518,531)	$(465,331)
Net loss for the three months ended June 30, 2024	—	—	—	(9,837)	(9,837)
Balance – June 30, 2024	6,150,000	6,150	$47,050	$(528,368)	$(475,168)
Net loss for the three months ended Sept 30, 2024	—	—	—	(8,436)	(8,436)
Balance – September 30, 2024	6,150,000	6,150	$47,050	$(536,804)	$(483,604)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2024	FOR THE NINE MONTHS ENDED SEPT 30, 2023
Cash Flows from Operating Activities
Net Loss	$(34,211)	$(28,623)
Adjustment to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable – related party	4,500	4,500
Increase in accrued interest – related party	9,848	9,309
Increase in accrued interest	7,817	7,817
Net cash used by operating activities	(12,048)	(6,998)

Cash Flows from Investing Activities
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—
Increase (decrease) in cash	(12,048)	(6,998)

Cash at beginning of period	16,157	22,054

Cash at end of period	$4,109	$15,056

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Cancer Capital Corp.

Notes to the Condensed Financial Statements

(Unaudited)

September 30, 2024

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2023 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for year ending December 31, 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024 and 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and $4,500, respectively, resulting in the Company owing the shareholder $10,500 and $6,000 at September 30, 2024, and December 31, 2023, respectively.

A shareholder loaned the Company funds in prior years. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2024, and December 31, 2023, were $164,125 and $164,125, respectively. Accrued interest at September 30, 2024, and December 31, 2023, was $100,000 and $90,153, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2024 and 2023, the Company was loaned $0 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2024, and December 31, 2023, were $130,275 and $130,275, respectively. Accrued interest at September 30, 2024, and December 31, 2023, was $82,813 and $74,996, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties and third parties to provide, and pay for, professional and operational expenses. At September 30, 2024, we had $4,109 cash  and at December 31, 2023, we had $16,157.  At September 30, 2024, total liabilities increased to $487,713 compared to $465,549 at December 31, 2023. Total liabilities primarily represent an increase in accounts payable and accrued interest for all notes payable and notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either the nine months ended September 30, 2024 or 2023. General and administrative expense for the nine months ended September 30, 2024 was $16,546 compared to $11,498  the nine months ended September 30, 2023. General and administrative expense for the three months ended September 30, 2024 was $2,548 compared to $2,900 for the three months ended September 30, 2023 (

Total other expense increased to $17,665 for the September 30, 2024 Nine-Month Period compared to $17,125 for the September 30, 2023 Nine-Month Period. Total other expense increased to $5,888 for the September 30, 2024 Third Quarter compared to $5,708 for the September 30, 2023 Third Quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased to $34,211 for the September 30, 2024 Nine-Month Period compared to $28,623 for the September 30, 2023 Nine-Month Period. Our net loss decreased $8,436 for the September 30, 2024 Third Quarter compared to $8,608 for the September 30, 2023 Third Quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2024, we reported notes payable totaling $130,275 with accrued interest of $82,812.50. We recorded notes payable - related party totaling $164,125 with accrued interest of $100,000.50. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the nine months ended September 30, 2024, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 resulting in the Company owing the shareholder $10,500 at September 30, 2024.

As of September 30, 2024 two lenders represent in excess of 95% of our accounts and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2024 , that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 21, 024	CANCER CAPITAL CORP. By: /s/ John W. Peters John W. Peters President and Director Principal Financial Officer

